Form 10-Q
period 1996-06-30
PITTENCRIEFF COMMUNICATIONS INC
filed 1996-08-13
CIK 903869

                          SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C.   20549

                                      FORM 10-Q



                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934


          FOR QUARTER ENDED JUNE 30, 1996     COMMISSION FILE NUMBER 0-21840
                            -------------                            -------

                          PITTENCRIEFF COMMUNICATIONS, INC.
                          ---------------------------------
                (Exact name of registrant as specified in its charter)



              STATE OF DELAWARE                              75-2609476
              ---------------------------------------------------------
           (State or other jurisdiction of        (I.R.S. Employer
            incorporation or organization)        Identification no.)


               1 VILLAGE DRIVE, SUITE 500, ABILENE, TEXAS         79606
               --------------------------------------------------------
              (Address of principal executive offices)        (Zip Code)


          Registrant's telephone number, including area code (915) 690-5800
                                                             --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes     X     No
                                       --------     --------


The number of shares outstanding on the Registrant's common stock as of August 8, 1996, was 26,162,225 shares of common stock.

                          PITTENCRIEFF COMMUNICATIONS, INC.

                                  INDEX TO FORM 10-Q

                                    JUNE 30, 1996




PART I.     FINANCIAL INFORMATION


ITEM 1:     FINANCIAL STATEMENTS

            Consolidated Condensed Balance Sheets
            as of December 31, 1995 and June 30, 1996.                        3

            Consolidated Condensed Statements of  Operations
            for the Three Months and Six Months Ended
            June 30, 1995 and 1996.                                           4

            Consolidated Condensed Statements of  Cash Flows
            for the Six Months Ended June 30, 1995 and 1996.                  5

            Notes to Consolidated Condensed Financial
            Statements                                                      6-8

ITEM 2:     Management's Discussion and
            Analysis of Financial Condition and
            Results of Operations.                                         9-12


PART II.    OTHER INFORMATION


ITEM 6:     Exhibits and Reports on Form 8-K                              13-14

                  PITTENCRIEFF COMMUNICATIONS, INC. AND SUBSIDIARIES
                        CONSOLIDATED CONDENSED BALANCE SHEETS
                          (in thousands, except share data)




                                     ASSETS
                                                                          December 31,     June 30,
                                                                              1995           1996
                                                                          ------------   ------------
                                                                         (Derived from    (Unaudited)
                                                                            audited
                                                                          statements)
    Current Assets:
       Cash and cash equivalents........................................  $        568   $      1,425
       Accounts receivable:
          Trade, less allowance for doubtful accounts of
             $564 in 1995 and $477 in 1996..............................         4,337          4,710
          Employees.....................................................           499            264
       Inventories......................................................         5,680          4,671
       Deferred income taxes............................................           248            248
       Prepaid expenses and other current assets........................         1,891          1,414
                                                                          ------------   ------------
          Total current assets..........................................        13,223         12,732
    Property and equipment, net (note 3)................................        41,207         41,581
    FCC licenses and other assets, net..................................        64,708        124,801
    Goodwill............................................................            --         19,758
    Deferred income taxes...............................................           754             --
                                                                          ------------   ------------
                                                                          $    119,892   $    198,872
                                                                          ------------   ------------
                                                                          ------------   ------------

                          LIABILITITES AND SHAREHOLDERS EQUITY

    Current Liabilities:
       Notes payable....................................................         1,532          6,238
       Current portion of long-term debt................................         2,276          2,044
       Accounts payable.................................................         4,319          1,409
       Accrued liabilities..............................................         2,379          2,352
                                                                          ------------   ------------
          Total current liabilities.....................................        10,506         12,043
                                                                          ------------   ------------
    Long-term debt, excluding current...................................         1,083            898
    Finance obligation, excluding current portion.......................        12,513         12,151
    Deferred income taxes...............................................            --         17,449
    Shareholders' equity
       Common stock, $.01 par value, authorized 50,000,000 shares:
          outstanding 14,204,722 shares in 1995 and 26,162,225 shares
          in 1996.......................................................           144            262
       Additional paid-in capital.......................................       111,413        174,602
       Accumulated deficit..............................................       (15,767)       (18,533)
       Treasury stock at cost, 6,366,666 shares in 1995 and 1996........            --             --
                                                                          ------------   ------------
          Total shareholders' equity....................................        95,790        156,331
                                                                          ------------   ------------
                                                                          $    119,892   $    198,872
                                                                          ------------   ------------
                                                                          ------------   ------------



        See accompanying notes to consolidated condensed financial statements

                  PITTENCRIEFF COMMUNICATIONS, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                     (Unaudited)
                        (in thousands, except per share data)






                                                                         Three months ended              Six months ended
                                                                               June 30,                        June 30,
                                                                       -----------------------       -----------------------
                                                                         1995           1996           1995           1996
                                                                       --------       --------       --------       --------
Revenues:
     Radio services revenue...............................              $ 5,336        $ 5,754        $10,740        $11,134
     Rental income........................................                  706            483          1,465            997
     Equipment and parts sales............................                3,147          3,890          6,540          7,136
                                                                       --------       --------       --------       --------
                                                                          9,189         10,127         18,745         19,267
Costs and expenses related to revenues:
     Cost of operations...................................                4,421          4,700          8,772          9,507
     Cost of equipment and parts sales....................                2,428          3,423          5,112          6,156
     General and administrative...........................                1,758          1,853          3,407          3,706
     Depreciation and amortization........................                1,780          2,315          3,537          4,408
                                                                       --------       --------       --------       --------
                                                                         10,387         12,291         20,828         23,777
                                                                       --------       --------       --------       --------
          Operating loss..................................               (1,198)        (2,164)        (2,083)        (4,510)
Other income (expense):
     Interest expense, ...................................                 (592)          (548)        (1,621)        (1,107)
     Gain on sales of assets, net (note 3)................                   --            197             --          1,084
     Interest income and other............................                  438            104            581            143
                                                                       --------       --------       --------       --------
                                                                           (154)          (247)        (1,040)           120
                                                                       --------       --------       --------       --------
Loss before income taxes..................................               (1,352)        (2,411)        (3,123)        (4,390)
Income tax benefit........................................                 (500)          (892)        (1,155)        (1,624)
                                                                       --------       --------       --------       --------
          Net loss........................................              $  (852)       $(1,519)       $(1,968)        (2,766)
                                                                       --------       --------       --------       --------
                                                                       --------       --------       --------       --------

Net loss per common share and
 share equivalent.........................................              $ (0.06)       $ (0.06)       $ (0.14)       $ (0.11)
                                                                       --------       --------       --------       --------
                                                                       --------       --------       --------       --------



        See accompanying notes to consolidated condensed financial statements.

                  PITTENCRIEFF COMMUNICATIONS, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                        (in thousands, except per share data)



                                                                                    Six months ended
                                                                                         June 30,
                                                                                 -----------------------
                                                                                   1995           1996
                                                                                 --------       --------
Cash flows from operating activities:
     Net loss............................................................        $ (1,968)      $ (2,766)
     Adjustments to reconcile net loss to
     net cash provided by (used in) operating activities:
        Depreciation.....................................................           2,627          2,700
        Amortization of FCC licenses and other assets....................             910          1,480
        Amortization of goodwill.........................................              --            228
        Provision for doubtful accounts..................................             251            325
        Provision for inventory obsolescence.............................              --            150
        Accretion and amortization of debt discount......................             508             89
        Gain on disposition of assets, net...............................              --         (1,084)
        Deferred income taxes............................................          (1,155)        (1,624)
        Change in assets and liabilities, net of effects
        from acquisitions:
           Accounts receivable...........................................             (47)           581
           Inventories, prepaid expenses and
              other current assets.......................................             585          1,144
           Accounts payable and accrued liabilities......................          (1,051)        (3,101)
                                                                                 --------       --------
     Net cash provided by (used in) operating activities.................             660         (1,878)

Cash flows from investing activities:
     Acquisitions, net of cash acquired..................................            (185)        (1,725)
     Capital expenditures................................................          (1,905)          (675)
     FCC licenses and other assets.......................................          (1,558)          (146)
     Proceeds from sale of assets........................................           2,500            643
                                                                                 --------       --------
     Net cash used in investing activities...............................          (1,148)        (1,903)

Cash flows from financing activities:
     Payments on notes payable...........................................         (11,083)        (3,038)
     Payments on other long-term debt....................................          (1,084)          (826)
     Payments on finance obligation......................................            (901)          (501)
     Proceeds from other long-term debt and notes payable................             200          8,562
     Proceeds from finance obligation....................................          13,638            191
     Net proceeds from issuance of common stock..........................              --            250
                                                                                 --------       --------
     Net cash provided by financing activities...........................             770          4,638
                                                                                 --------       --------

Net increase in cash and cash equivalents................................             282            857
Cash and cash equivalents at beginning of period.........................             698            568
                                                                                 --------       --------
Cash and cash equivalents at end of period...............................        $    980       $  1,425
                                                                                 --------       --------
                                                                                 --------       --------




        See accompanying notes to consolidated condensed financial statements.

                  PITTENCRIEFF COMMUNICATIONS, INC. AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


(1) GENERAL

    (a)  Description of Business

         Pittencrieff Communications, Inc. and subsidiaries ("Company") are engaged in the acquisition and operation of Specialized Mobile Radio ("SMR") wireless communication systems, primarily in the southwestern United States. The Company also engages in sales of radios, equipment service, radio rental, paging and microwave services.

    (b)  Principles of Consolidation

         The consolidated financial statements include the accounts of Pittencrieff Communications, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

    (c)  Interim Financial Information

         In the opinion of management, the accompanying unaudited consolidated condensed financial information of the Company contains all adjustments, consisting only of those of a recurring nature, necessary to present fairly the Company's financial position as of June 30, 1996, the results of operations for the three months and six months ended June 30, 1996 and 1995, and the consolidated condensed statements of cash flows for the six months ended June 30, 1996 and 1995. These financial statements are for interim periods and do not include all detail normally provided in annual financial statements and should be read in conjunction with the Company's 1995 Annual Report on Form 10-K. The results of operations for the six months ended 1996 and 1995 are not necessarily indicative of the results to be expected for the respective full years.

    (d)  Inventories

         Inventories consist primarily of radios, accessories, parts and supplies for the communications business and are stated at the lower of average cost or market.

    (e)  Net Loss Per Common Share

         Net loss per common share and share equivalent is based on the net loss applicable to the weighted average number of common and common equivalent shares outstanding of 26,133,841 and 14,320,282 for the three months ended June 30, 1996 and 1995, respectively, and 25,077,183 and 13,861,636 for the six months ended June 30, 1996 and 1995, respectively. Common stock equivalents were excluded because the effect would be antidilutive.

                  PITTENCRIEFF COMMUNICATIONS, INC. AND SUBSIDIARIES

(2) ACQUISITIONS AND DISPOSITIONS

    During 1995 and the six months ended June 30, 1996 the Company acquired several communications businesses located principally in Texas, New Mexico, Arizona, Oklahoma, North Dakota and South Dakota. The consideration for the acquisitions consisted of cash, notes payable and PCI Common Stock.

    The Company used the purchase method to account for these acquisitions.
    The results of the acquired operations have been included in the Company's consolidated condensed statements of operations from the acquisition dates.

    In January and February, 1995, the Company sold its entire network of 133 communications towers and sold certain FCC licenses and SMR equipment located in Las Vegas, Nevada. The sales price for these two transactions was paid with cash and notes receivable (see note 3). In March 1995, the Company issued common stock, valued at $3,463,000, in payment of a note and accrued interest issued pursuant to one of the Company's acquisitions which was closed in 1994.

    On January 16, 1996, the Company completed its Agreement and Plan of Merger with Pittencrieff Communications, Inc., a Delaware corporation ("New PCI"), pursuant to which the Company merged into New PCI, with New PCI as the surviving corporation. Also on January 16, 1996, the Company finalized the Contribution Agreement among New PCI, Advanced MobileComm, Inc., a Massachusetts corporation ("AMI"), and a number of related and unrelated companies and individuals (collectively, the "AMI Parties"), pursuant to which the AMI Parties contributed to New PCI certain SMR assets and all the capital stock of certain of the AMI Parties in exchange for 11,909,842 unregistered shares of the common stock $0.01 par value of New PCI (the "Transaction").

    In May 1996, the Company completed the acquisition of 26 800 MHz SMR channels in Phoenix for additional cash consideration of $1.5 million. The acquisition, as originally structured, had an initial closing in 1994 pending FCC approval, but the Company was relieved of its obligation to complete the transaction because of the lack of timely FCC action. The FCC subsequently approved the transfer of certain licenses, and the acquisition was restructured on that basis.

    The unaudited fair values assigned to assets acquired and liabilities assumed, net of cash acquired in these acquisitions, are as follows (in thousands):

                                                           Six Months Ended
                                                               June  30,
                                                       -----------------------
                                                          1995          1996
                                                       --------       --------
              Net working capital                      $     36       $    232
              Property and equipment                        544          2,233
              FCC licenses and other assets               1,206         61,557
              Goodwill                                       --         19,953
              Assumption of deferred tax liabilities         --        (19,827)

                                                       --------       --------
                                                        $ 1,786       $ 64,148
                                                       --------       --------
                                                       --------       --------

                  PITTENCRIEFF COMMUNICATIONS, INC. AND SUBSIDIARIES

(2)  ACQUISITIONS AND DISPOSITIONS (CONTINUED)

     The acquisitions were paid for as follows:

                                                            Six Months Ended
                                                                June 30,
                                                      -------------------------
                                                        1995             1996
                                                      --------         --------

               Cash                                   $    185         $  1,725
               Notes payable and long-term debt             --              257
               Common stock                              1,601           62,166
                                                      --------         --------
                                                      $  1,786         $ 64,148
                                                      --------         --------
                                                      --------         --------

     Unaudited pro forma financial information for the six months ended June 30, 1995 and 1996 as though the 1995 and 1996 acquisitions and dispositions had occurred as of January 1, 1995, is as follows (in thousands, except per share amounts):

                                                          Six Months Ended
                                                              June 30,
                                                      -------------------------
                                                        1995             1996
                                                      --------         --------
               Revenues                               $ 21,589         $ 19,713
               Operating loss                           (1,991)          (4,288)
               Loss before income taxes                 (1,317)          (3,886)
               Net loss                                   (830)          (2,448)
               Net loss per common
                   share and share equivalent            (0.03)           (0.09)
                                                      --------         --------
                                                      --------         --------
(3)  PROPERTY AND EQUIPMENT

     During January and February 1995, the Company sold substantially all of its communications towers and sold certain FCC Licenses and SMR equipment located in Las Vegas, Nevada. The sales price of these transactions was paid with cash of $16,900,000 and a note for $762,000. In connection with the sale of the towers, the Company agreed to an initial eight year lease of space on the towers that the Company utilizes for its own SMR services. Additionally, the Company entered into a management agreement with respect to the towers pursuant to which the Company operated the towers for a monthly fee until December 31, 1995. The sale and leaseback of the communications towers is accounted for by the financing method. Under the financing method, lease payments, exclusive of an interest portion, decrease the finance obligation. The towers continue to be reported as an asset and are depreciated over the shorter of the lease term or their useful lives. The sale of the FCC licenses and SMR equipment was accounted for as a reduction of the applicable asset category. No gain or loss was realized on this transaction.

     As of June 30, 1996, the Company transferred certain 2 GHz licenses located in Arizona as the result of recent FCC auctions for Personal Communications Service ("PCS") licenses. The compensation received for these licenses was paid with cash of $375,000 and short-term notes receivable of $775,000 due in July 1996.

                  PITTENCRIEFF COMMUNICATIONS, INC. AND SUBSIDIARIES

                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                          OF FINANCIAL CONDITION AND RESULTS
                                    OF OPERATIONS
                                    JUNE 30, 1995



RESULTS OF OPERATIONS

     SIX MONTHS ENDED JUNE 30, 1996, COMPARED TO SIX MONTHS ENDED JUNE 30, 1995

Total revenues for the first six months of 1996 increased 3% to $19.3 million compared to the same period in 1995. Increases in revenue were primarily confined to equipment and parts sales. Rental revenues decreased by 32% from $1.47 million to $997,000 during the period which reflects the overall decrease in the Company's emphasis on rental programs. The decrease in rental revenues was offset by a $394,000 increase in radio services revenue. This 4% increase for the six months ended June 30, 1996 can be attributed to the additional subscribers acquired in the AMI Transaction.

Cost of operations during the six month period ended June 30, 1996, increased to $9.5 million, up 8% as compared with $8.8 million in the same period of 1995. This increase can be attributed to the assimilation of operations acquired in the AMI Transaction as well as the costs incurred to consolidate certain of the Company's sales and service centers. Cost of equipment and parts sales increased from 78% in 1995 to 86% in 1996 which reflects continued pricing competition in certain of the Company's markets, accruals for inventory obsolescence and a new commission program which also compensates sales personnel for additions to recurring revenues, thereby adding a component to commissions unrelated to equipment sales.

General and administrative expenses in the first six months of 1996 increased 9% to $3.7 million compared with $3.4 million in the first six months of 1995.
This increase is primarily attributable to the timing of certain professional fees during the first six months of 1996 compared to the same period in 1995.

EBITDA for the period ended June 30, 1996 was ($102,000) or a 107% decline from the same period in 1995. This decline is principally due to the decreased profit margins on equipment and parts sales, and increased costs of operations as a result of consolidation of certain sales and service centers. ("EBITDA" is defined as earnings before interest, taxes, depreciation, amortization and other income (expense)).

Depreciation and amortization expenses for the first six months of 1996 increased to $4.4 million from $3.5 million during the first six months of 1995. The increase is due to additions in property, equipment, licenses and goodwill resulting from acquisitions completed in the first six months of 1996 coupled with approximately $4 million of capital expenditures in 1995 and $821,000 in the first six months of 1996.

Other income (expense) includes interest expense, interest income and gains on sales of assets. The principal factor contributing to the $1.2 million increase in other income (expense) from the first six months of 1995 is $1.1 million in gain on sales of assets in 1996 related to the sale of certain 2 GHz licenses.

Income tax benefit for the first six months of 1996 and 1995 reflects the Company's income taxes at combined U.S. federal and state tax rates.

                  PITTENCRIEFF COMMUNICATIONS, INC. AND SUBSIDIARIES


 THREE MONTHS ENDED JUNE 30, 1996, COMPARED TO THREE MONTHS ENDED JUNE 30, 1995

Total revenues in the second quarter of 1996 increased to $10.1 million from $9.2 million in the same period of 1995, an increase of 10%. This increase can be attributed to a $743,000 increase in equipment and parts sales. Increases in radio services revenues as a result of the AMI Transaction more than offset the 32% reduction in rental income, as a result of the Company's move away from rental programs.

Cost of operations increased to $4.7 million for the three months ended June 30, 1996, a 6% increase over the same period in 1995. This increase reflects the larger scale of operations as a result of the AMI Transaction. This increase is mitigated by the overall effect of increased revenues, as the cost of operations decreased as a percentage of total revenues from 48% in 1995 to 46% in 1996. Cost of equipment parts and sales as a percentage of equipment and parts sales increased from 77% in 1995 to 88% in 1996 primarily due to accruals for inventory obsolescence and a new commission program which also compensates sales personnel for additions to recurring revenues, thereby adding a component to commissions unrelated to equipment sales.

General and administrative expenses in the second quarter of 1996 increased to $1.9 million compared with $1.8 million in the same period of 1995. This 5% increase is attributable to additional professional fees incurred in connection with FCC and general legal and tax matters.

EBITDA for the three month period ended June 30, 1996, decreased to $151,000 compared to $582,000 in the same period in 1995. This decrease is principally due to decreased profit margins realized on equipment and parts sales.

Depreciation and amortization expense in the second quarter of 1996 increased by 30% to $2.3 million from $1.8 million in the same period of 1995, due to increases in property, equipment, licenses and goodwill added from acquisitions and capital expenditures during 1995 and 1996.

Other income (expense) includes interest expense, interest income and gains on sales of assets. The main factor contributing to the increase of $93,000 between the quarter ended June 30, 1996 and 1995 is the absence of a one-time credit to other income amounting to $453,000 realized during the three months ended June 30, 1995.

Income tax benefit for the three months ended June 30, 1996 and 1995 reflects the Company's income taxes at combined U.S. federal and state tax rates.

                  PITTENCRIEFF COMMUNICATIONS, INC. AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS FROM OPERATING ACTIVITIES:

During the first six months of 1996, the Company experienced negative cash flow from operating activities of $1.9 million compared to positive cash flow of $660,000 during the same period in 1995. This decrease can be attributed to the significant use of working capital in 1996 to reduce accounts payable and accrued liabilities which amounted to a $2.1 million net change between 1995 and 1996.

CASH FLOWS FROM INVESTING ACTIVITIES

During the first six months of 1996, acquisition and capital expenditure activities were funded through third party short-term indebtedness and proceeds from the sale of assets. The Company invested $1.7 million in acquisitions and $821,000 in capital expenditures during the six months ended June 30, 1996. Additionally, during this period, the Company sold certain of its 2 GHz licenses in Arizona pursuant to the recent FCC auctions of PCS licenses for $375,000 in cash and short-term notes for $800,000.

The Company was also a successful bidder in the FCC's 900 MHz Auctions ("900 Auctions") which concluded in April 1996 and committed the Company for $1.6 million which was paid in July 1996. Management anticipates that capital expenditures will increase significantly as a result of participation in the FCC's other spectrum auctions to be held later in 1996 and the ultimate implementation of an enhanced channel compression technology.

CASH FLOWS FROM FINANCING ACTIVITIES

In addition to the proceeds from sales of assets during the first six months of 1996, the Company utilized $7 million of its credit facility with First Interstate Bank of Texas, N.A. to fund excess working capital and provide financing for acquisitions and the Company's participation in the 900 Auctions.

CURRENT LIQUIDITY AND FUTURE CAPITAL NEEDS

On June 30, 1996, the Company had cash and cash equivalents of approximately $1.4 million. The Company also had $21.3 million in long-term debt, notes payable and a finance obligation at June 30, 1996. Third party indebtedness predominantly consisted of a bank credit facility, various capital asset financings, the finance obligation related to the tower sale, and amounts due to sellers of acquired companies or assets. Although the Company provides for deferred income taxes on its financial accounting income, it has access to net operating loss carryforwards for tax purposes of approximately $26.3 million as of December 31, 1995, of which $10.8 million is subject to a limitation under
Section 382 of the Internal Revenue Code of 1986. However, the available net operating losses are expected to defer the payment of federal income tax in 1996.

Based on available cash and cash flow from operations, the Company may be increasingly cash-constrained. As discussed below, the Company's cash needs may be addressed, in part, by accessing a line of credit provided by First Interstate Bank of Texas, N.A. ("First Interstate"). In addition, the Company may receive up to an additional $660,000 of funds which were put into escrow in connection with the sale of the Company's communications towers if the Company's total market capitalization exceeds $150 million by the end of 1996.

In January 1995, the Company sold the majority of its communications towers located throughout Texas, New Mexico, Oklahoma, Arizona, Colorado and Nevada to Castle Tower Corporation. The Company sold 125 towers for a total consideration of $15.1 million, consisting of (i) $8.1 million cash at closing, (ii) a short-term promissory note for $6.4 million (subsequently reduced to $6.3 million), and (iii) a long-term promissory note for $1.1 million (subsequently reduced to $762,000) payable over five years. The short-term note was modified to provide for payment of $5.4 million in April 1995 with the reduced balance paid in November 1995. In connection with the sale, the Company agreed to an initial eight year lease of space on the towers that the Company currently utilizes for its own SMR services. Additionally, the Company entered into a management agreement with respect to the towers pursuant to which the Company managed the operation of the towers for a monthly fee for a period of one year, ending December 31, 1995. Due to the non-recourse nature of the long-term promissory note received by the Company, the transaction has been accounted for by the financing method.

                  PITTENCRIEFF COMMUNICATIONS, INC. AND SUBSIDIARIES

The Company recognizes that in order to upgrade and expand its services, attract new subscribers and enhance its ability to expand its footprint in certain areas, the Company may incur capital expenditures to construct a network utilizing a channel compression technology. As an initial step towards this goal, the Company participated in the 900 Auctions and intends to participate in the 800 MHz Auctions ("800 Auctions") conducted by the FCC. The 900 Auctions included 20 blocks of 10 channels each of 900 MHz licenses auctioned on a MTA basis. The Company was the successful bidder on 18 blocks located in four MTAs for a total consideration of $1.6 million. The beginning date of the 800 Auctions has not been finalized by the FCC, but it is anticipated that they will commence sometime in the last quarter of 1996. The licenses obtained in the 900 Auctions will provide additional capacity in certain areas of the Company's footprint and licenses that may be obtained in the 800 Auctions could provide access to various enhanced technologies. In November 1995, AMI's indirect parent, FMR Corp. ("FMR"), loaned the Company $1 million ("Auction Loan") for the bid deposit in order to participate in the 900 Auctions. The loan was structured as a demand note, bearing interest at the prime rate plus 2% and secured by a pledge of the capital stock of the Company's primary operating subsidiary, A&B Electronics Inc. ("A&B"), and substantially all of the assets of the Company, excluding accounts receivable and inventories.

On January 16, 1996, the Company closed the Transaction with the AMI Parties. At that time, the Company entered into negotiations with FMR relative to a $20 million credit line. On January 31, 1996, the Company borrowed an additional $1.5 million from FMR under the Auction Loan and the collateral was adjusted to include a pledge of the capital stock of the companies acquired and a security interest in the other assets acquired by PCI in the Transaction.

In March 1996, FMR agreed to make available a letter or letters of credit ("LC") in the aggregate amount of up to $10 million for the purpose of securing a revolving line of credit with First Interstate ("Revolving Loan"). The initial line of credit is for $10 million and the proceeds, $7 million of which have been advanced, are being used for acquisitions, including the 900 Auctions, and working capital. The Revolving Loan was closed on March 18, 1996, and the initial draw of $5 million was used to repay the $2.5 million Auction Loan and a $500,000 working capital line with another bank, and the balance was made available for working capital. FMR retained the collateral it received for the Auction Loan and, additionally, the Company has pledged its accounts receivable and inventories. The Company, FMR, and First Interstate also entered into a tri-party agreement contemporaneous with the Revolving Loan, which provides that FMR, upon five day's notice to First Interstate, can purchase the Revolving Loan at its principal balance plus accrued interest and any unpaid fees or expenses outstanding. FMR will then succeed to any rights as secured lender held by First Interstate on the date of purchase. Upon the occurrence of an event of default, as defined in the Revolving Loan, FMR will have ten business days within which to exercise its right to purchase the Revolving Loan or cure or remedy the event of default before First Interstate will draw against the LC. The Revolving Loan has an initial term of one year, bears interest at LIBOR plus 1.5% (or First Interstate's prime rate), and is secured by the LC. As consideration for pledging the LC, the Company has agreed to issue warrants to FMR ("FMR Warrants") for the purchase of 500,000 shares of PCI Common Stock.
The FMR Warrants will have a term of ten years from issuance and will be issued in two equal tranches. Warrants to purchase 250,000 shares were issued upon closing of the Revolving Loan at an exercise price of $4.50 per share. In September 1996, the Company will issue warrants to purchase an additional 250,000 shares at an exercise price of $4.73 per share.

The Company anticipates that an additional $10 million credit line will be arranged through FMR and will be available for use in the 800 Auctions, although there can be no assurance that an additional facility will be provided. The Company believes that FMR will provide an LC much in the same manner that it has for the Revolving Loan. At such time as an additional $10 million facility is provided by FMR, additional warrants for the purchase of 500,000 shares of PCI Common Stock will be issued.

                  PITTENCRIEFF COMMUNICATIONS, INC. AND SUBSIDIARIES

Effective September 1, 1995, the State of Texas created the Telecommunications Infrastructure Fund ("TIF") and directed the Texas Comptroller of Public Accounts ("Comptroller") to assess and collect a total annual amount of $75 million from telecommunications utilities and a total annual amount of $75 million from commercial mobile service providers. The stated purpose of the TIF is to finance, among other things, programs to provide telecommunications equipment for education, libraries, and telemedicine services, as well as related training and materials. The underlying statute provides that a "commercial mobile service provider" means a provider of commercial mobile service under the Communications Act. Because of the separate assessments, the portion of the TIF payable by each commercial mobile service provider would be equal to the ratio that the annual taxable telecommunications receipts reported by that provider under state sales tax laws bear to the total annual taxable telecommunications receipts reported by all commercial mobile service providers. In January 1996, however, a Texas state judge ruled that the resulting higher tax rate for commercial mobile service providers violated the state constitution and that all providers would pay the lower rate, estimated at approximately 1.36% of Texas revenues. The definition of commercial mobile service provider may, however, now, or in the future, include the Company and other CMRS providers. There can be no assurance that the Company will not be classified as a commercial mobile service provider for purposes of the TIF or that all or part of its revenues will not be considered telecommunications receipts, or that additional judicial or legislative action will not result in a higher tax rate. If the Company is subject to the TIF, the annual assessment and collection of the Company's share of the TIF could have a material adverse effect on the Company's results of operation and financial condition, whether or not the assessment is passed on to the Company's subscribers.

From time to time, the Company has had discussions with third parties regarding potential equity investment and debt financing arrangements. The Company expects that similar discussions will occur from time to time in the future in order to provide the funds needed for future capital expenditures, including the 800 Auctions, and other purposes, including the funding of working capital and operating losses in connection with any post-auction digital construction. At present, other than the debt financing arrangements that are currently in place as described herein, the Company has no commitments with any third parties to obtain any of the additional equity or debt financing that it will need to obtain. In the event new financing cannot be obtained on a timely basis, management's plans may include the sale of assets and cost reductions. Results of operations for 1996 could be adversely impacted if the Company were required to implement such plans.

The Company is also, from time to time, engaged in ongoing discussions with respect to selected acquisitions and strategic partnerships, and expects to continue to assess these and other acquisition opportunities and strategic partnerships. The Company may also require additional financing in the event that it decides to make additional acquisitions in its footprint or elsewhere. There can be no assurance, however, that any such acquisitions or other opportunities will arise, or that the additional financing will be available when required on terms satisfactory to the Company.

                  PITTENCRIEFF COMMUNICATIONS, INC. AND SUBSIDIARIES


PART II:  OTHER INFORMATION


ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               10.1 Amended and Restated Pledge Agreement dated as of March 18,
                    1996, among the Company, certain wholly-owned subsidiaries of the Company and FMR Corp. (incorporated by reference to Exhibit 10.64 to the Company's Form S-4 Registration Statement No. 33-83810).

               10.2 Amended and Restated Security Agreement dated as of March
                    18, 1996, among the Company, certain wholly-owned subsidiaries of the Company and FMR Corp. (incorporated by reference to Exhibit 10.65 to the Company's Form S-4 Registration Statement No. 33-83810).

               27   Financial Data Schedule

          (b)  Reports on Form 8-K

               1. Current Report on Form 8-K dated June 14, 1996, as filed with the Securities and Exchange Commission on June 17, 1996, reflecting certain other events including the purchase of 900 MHz licenses through the FCC's 900 MHz Auctions, the completion of a binding letter of intent to sell the Company's 900 MHz SMR systems in San Diego, California, and the acquisition of 26 800 MHz SMR channels in Phoenix, Arizona.

                  PITTENCRIEFF COMMUNICATIONS, INC. AND SUBSIDIARIES


                                      SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          PITTENCRIEFF COMMUNICATIONS, INC.
                          ---------------------------------
                                    (Registrant)



Date:     August 13, 1996          /s/ Warren D. Harkins
                                   ---------------------
                                   Warren D. Harkins
                                   President and Chief Executive Officer
                                   Duly Authorized Officer of the Registrant



                                   /s/ Thomas R. Modisett
                                   ----------------------
                                   Thomas R. Modisett
                                   Vice President - Finance
                                   Chief Financial  and Accounting Officer