Form 10-Q
period 1996-09-30
PITTENCRIEFF COMMUNICATIONS INC
filed 1996-11-13
CIK 903869

                      SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.   20549

                                   FORM 10-Q



               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


    FOR QUARTER ENDED SEPTEMBER 30, 1996     COMMISSION FILE NUMBER 0-21840

                       PITTENCRIEFF COMMUNICATIONS, INC.
            (Exact name of registrant as specified in its charter)



           STATE OF DELAWARE                                75-2609476
    (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                     Identification no.)


            1 VILLAGE DRIVE, SUITE 500, ABILENE, TEXAS          79606
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

                              Yes  X    No
                                  ---      ---


The number of shares outstanding on the Registrant's common stock as of November 8, 1996, was 26,163,225 shares of common stock.

                       PITTENCRIEFF COMMUNICATIONS, INC.

                              INDEX TO FORM 10-Q

                              SEPTEMBER 30, 1996



PART I.    FINANCIAL INFORMATION


ITEM 1:    FINANCIAL STATEMENTS

           Consolidated Condensed Balance Sheets
           as of December 31, 1995 and September 30, 1996.             3

           Consolidated Condensed Statements of  Operations
           for the Three Months and Nine Months Ended
           September 30, 1995 and 1996.                                4

           Consolidated Condensed Statements of  Cash Flows
           for the Nine Months Ended September 30, 1995 and 1996.      5

           Notes to Consolidated Condensed Financial Statements      6-9


ITEM 2:    Management's Discussion and
           Analysis of Financial Condition and
           Results of Operations.                                  10-13


PART II.   OTHER INFORMATION


ITEM 6:    Exhibits and Reports on Form 8-K                           14

              PITTENCRIEFF COMMUNICATIONS, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                       (in thousands, except share data)


                                       ASSETS

                                                                                December 31,        September 30,
                                                                                    1995               1996
                                                                             -------------------    -------------
                                                                               (Derived from         (Unaudited)
                                                                             audited statements)
Current Assets:
  Cash and cash equivalents.................................................      $      568          $    9,165
  Accounts receivable:
    Trade, less allowance for doubtful accounts of
      $564 in 1995 and $278 in 1996.........................................           4,337               3,101
    Employees...............................................................             499                 233
  Inventories, net..........................................................           5,680               4,440
  Deferred income taxes.....................................................             248                 248
  Prepaid expenses and other current assets.................................           1,891                 986
                                                                                  ----------          ----------
          Total current assets..............................................          13,223              18,173
  Property and equipment, net (note 3)......................................          41,207              39,692
  FCC licenses and other assets, net........................................          64,708             116,987
  Goodwill, net.............................................................              --              19,420
  Deferred income taxes.....................................................             754                  --
                                                                                  ----------          ----------
                                                                                  $  119,892          $  194,272
                                                                                  ----------          ----------
                                                                                  ----------          ----------

                                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes payable.............................................................      $    1,532          $    5,982
  Current portion of long-term debt.........................................           2,276               1,875
  Accounts payable..........................................................           4,319                 742
  Accrued liabilities.......................................................           2,379               2,459
                                                                                  ----------          ----------
          Total current liabilities.........................................          10,506              11,058
                                                                                  ----------          ----------
  Long-term debt, excluding current portion.................................           1,083                 717
  Finance obligation, excluding current portion.............................          12,513              11,863
  Deferred income taxes.....................................................              --              16,009
  Shareholders' equity
    Common stock, $.01 par value, authorized 50,000,000 shares:
      outstanding 14,204,722 shares in 1995 and 26,162,225 shares in 1996...             144                 262
    Additional paid-in capital..............................................         111,413             175,347
    Accumulated deficit.....................................................         (15,767)            (20,984)
    Treasury stock at cost, 6,366,666 shares in 1995 and 1996...............              --                  --
                                                                                  ----------          ----------
          Total shareholders' equity........................................          95,790             154,625
                                                                                  ----------          ----------
                                                                                  $  119,892          $  194,272
                                                                                  ----------          ----------
                                                                                  ----------          ----------


     See accompanying notes to consolidated condensed financial statements

              PITTENCRIEFF COMMUNICATIONS, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                  (Unaudited)
                     (in thousands, except per share data)


                                                 Three months ended      Nine months ended
                                                    September 30,           September 30,
                                                -------------------     -------------------
                                                  1995        1996        1995        1996
                                                -------     -------     -------     -------
Revenues:
  Radio services revenue......................  $ 5,220     $ 5,598     $15,960     $16,732
  Rental income...............................      664         456       2,129       1,453
  Equipment and parts sales...................    3,460       2,679      10,000       9,815
                                                -------     -------     -------     -------
                                                  9,344       8,733      28,089      28,000

Costs and expenses related to revenues:
  Cost of operations..........................    4,217       4,530      12,989      14,037
  Cost of equipment and parts sales...........    2,728       2,383       7,840       8,539
  General and administrative..................    1,917       1,854       5,324       5,560
  Depreciation and amortization...............    1,819       2,857       5,356       7,265
                                                -------     -------     -------     -------
                                                 10,681      11,624      31,509      35,401
                                                -------     -------     -------     -------
    Operating loss............................   (1,337)     (2,891)     (3,420)     (7,401)
Other income (expense):
  Interest expense............................     (345)     (1,082)     (1,966)     (2,189)
  Gain on sales of assets, net (note 3).......      (29)         61         (29)      1,145
  Interest income and other...................       19          21         600         164
                                                -------     -------     -------     -------
                                                   (355)     (1,000)     (1,395)       (880)
                                                -------     -------     -------     -------
Loss before income taxes......................   (1,692)     (3,891)     (4,815)     (8,281)
Income tax benefit............................     (627)     (1,440)     (1,782)     (3,064)
                                                -------     -------     -------     -------
    Net loss..................................  $(1,065)    $(2,451)    $(3,033)    $(5,217)
                                                -------     -------     -------     -------
                                                -------     -------     -------     -------
Net loss per common share and
 share equivalent.............................  $ (0.07)    $ (0.09)    $ (0.22)    $ (0.21)
                                                -------     -------     -------     -------
                                                -------     -------     -------     -------

     See accompanying notes to consolidated condensed financial statements.

                  PITTENCRIEFF COMMUNICATIONS, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                        (in thousands, except per share data)

                                                                       Nine months ended
                                                                         September 30,
                                                                     --------------------
                                                                       1995         1996
                                                                     --------     -------
Cash flows from operating activities:
  Net loss.......................................................    $ (3,033)    $(5,217)
  Adjustments to reconcile net loss to
   net cash provided by (used in) operating activities:
    Depreciation.................................................       3,982       4,466
    Amortization of FCC licenses and other assets................       1,373       2,233
    Amortization of goodwill.....................................          --         566
    Provision for doubtful accounts..............................         549         356
    Provision for inventory obsolescence.........................          --         225
    Accretion and amortization of debt discount..................         521         613
    Gain on sale of assets, net   ...............................          --      (1,145)
    Deferred income taxes........................................      (1,783)     (3,064)
    Change in assets and liabilities, net of effects
     from acquisitions:
      Accounts receivable........................................        (224)      1,415
      Inventories, prepaid expenses and
      other current assets.......................................         (93)      2,288
      Accounts payable and accrued liabilities...................        (185)     (3,661)
                                                                     --------     -------
   Net cash provided by (used in) operating activities...........       1,107        (925)

Cash flows from investing activities:
  Acquisitions, net of cash acquired.............................        (213)     (1,734)
  Capital expenditures...........................................      (2,786)     (1,683)
  FCC licenses and other assets..................................      (1,554)     (1,775)
  Proceeds from sale of assets...................................       2,569      10,749
                                                                     --------     -------
  Net cash provided by (used in) investing activities............      (1,984)      5,557

Cash flows from financing activities:
  Payments on notes payable......................................     (11,329)     (4,056)
  Payments on other long-term debt...............................      (1,426)     (1,220)
  Payments on finance obligation.................................      (1,209)       (762)
  Proceeds from short term borrowings............................         700       9,524
  Proceeds from other long-term debt and notes payable...........         234          38
  Proceeds from finance obligation...............................      13,638         191
  Net proceeds from issuance of common stock.....................           9         250
                                                                     --------     -------
  Net cash provided by financing activities......................         617       3,965
                                                                     --------     -------
Net increase (decrease) in cash and cash equivalents.............        (260)      8,597
Cash and cash equivalents at beginning of period.................         698         568
                                                                     --------     -------
Cash and cash equivalents at end of period.......................    $    438     $ 9,165
                                                                     --------     -------
                                                                     --------     -------


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

     (c)  Interim Financial Information

          In the opinion of management, the accompanying unaudited consolidated condensed financial information of the Company contains all adjustments, consisting only of those of a recurring nature, necessary to present fairly the Company's financial position as of September 30, 1996, the results of operations for the three months and nine months ended September 30, 1996 and 1995, and the consolidated condensed statements of cash flows for the nine months ended September 30, 1996 and 1995. These financial statements are for interim periods and do not include all detail normally provided in annual financial statements and should be read in conjunction with the Company's 1995 Annual Report on Form 10-K. The results of operations for the nine months ended September 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the respective full years.

     (d)  Inventories

          Inventories consist primarily of radios, accessories, parts and supplies for the communications business and are stated at the lower of average cost or market.

     (e)  Net Loss Per Common Share

          Net loss per common share and share equivalent is based on the net loss applicable to the weighted average number of common and common equivalent shares outstanding of 26,162,225 and 14,283,827 for the three months ended September 30, 1996 and 1995, respectively, and 25,441,504 and 14,003,915 for the nine months ended September 30, 1996 and 1995, respectively. Common stock equivalents were excluded because the effect would be antidilutive.

                PITTENCRIEFF COMMUNICATIONS, INC. AND SUBSIDIARIES

(2)  ACQUISITIONS AND DISPOSITIONS

     During 1995 and the nine months ended September 30, 1996 the Company acquired several communications businesses located principally in Texas, New Mexico, Arizona, Oklahoma, North Dakota and South Dakota. The consideration for the acquisitions consisted of cash, notes payable and PCI Common Stock.

     The Company used the purchase method to account for these acquisitions.
     The results of the acquired operations have been included in the Company's consolidated condensed statements of operations from the acquisition dates.

     In January and February, 1995, the Company sold substantially all of its communications towers and sold certain FCC licenses and SMR equipment located in Las Vegas, Nevada. The sales price for these two transactions was paid with cash and notes receivable (see note 3). In March 1995, the Company issued common stock, valued at $3,463,000, in payment of a note and accrued interest issued pursuant to one of the Company's acquisitions which was closed in 1994.

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

     In September 1996, the Company completed the sale of 70 900 MHz channels located in San Diego, California for cash consideration of $9 million. Under the terms of the sale, the purchaser has the right to utilize the SMR equipment associated with the channels for a period of three years, at which time the equipment will be returned to the Company or the purchaser will reimburse the Company for the fair market value of the equipment.

     The unaudited fair values assigned to assets acquired and liabilities assumed, net of cash acquired in these acquisitions, are as follows (in thousands):

                                               Nine Months Ended
                                                 September  30,
                                              --------------------
                                               1995         1996
                                              ------      --------
          Net working capital                 $   36      $    199
          Property and equipment                 544         2,317
          FCC licenses and other assets        1,110        61,491
          Goodwill                                --        19,986
          Deferred income tax liability           --       (19,827)
                                              ------      --------
                                              $1,690      $ 64,166
                                              ------      --------
                                              ------      --------

              PITTENCRIEFF COMMUNICATIONS, INC. AND SUBSIDIARIES

(2)  ACQUISITIONS AND DISPOSITIONS (CONTINUED)

     The acquisitions were paid for as follows:

                                               Nine Months Ended
                                                  September 30,
                                              -------------------
                                               1995         1996
                                              ------      -------
          Cash                                $  213      $ 1,734
          Notes payable and long-term debt        --          266
          Common stock                         1,477       62,166
                                              ------      -------
                                              $1,690      $64,166
                                              ------      -------
                                              ------      -------

     Unaudited pro forma financial information for the nine months ended September 30, 1995 and 1996 as though the 1995 and 1996 acquisitions and dispositions had occurred as of January 1, 1995, is as follows (in thousands, except per share amounts):

                                               Nine Months Ended
                                                  September 30,
                                              --------------------
                                                1995        1996
                                              -------     --------
          Revenues                            $32,097     $28,446
          Operating loss                       (3,338)     (7,379)
          Loss before income taxes             (2,170)     (7,977)
          Net loss                             (1,367)     (5,026)
          Net loss per common
           share and share equivalent           (0.05)      (0.19)
                                              -------     --------
                                              -------     --------


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

     As of June 30, 1996, the Company transferred certain 2 GHz licenses located in Arizona as the result of recent FCC auctions for Personal Communications Service ("PCS") licenses. The compensation received for these licenses was paid with cash of $375,000 and short-term notes receivables of $775,000 which have been fully paid.

               PITTENCRIEFF COMMUNICATIONS, INC. AND SUBSIDIARIES

(3)  PROPERTY AND EQUIPMENT (CONTINUED)

     In September 1996, the Company completed the sale of 70 900 MHz channels located in San Diego, California for cash consideration of $9 million. Under the terms of the sale, the purchaser has the right to utilize the SMR equipment associated with the channels for a period of three years, at which time the equipment will be returned to the Company or the purchaser will reimburse the Company for the fair market value of the equipment. The sale of the FCC licenses was accounted for as a reduction of the applicable asset category. The subject channels were acquired by the Company in January 1996 as part of the AMI Transaction, accordingly any net gain realized was treated as a reallocation of the purchase price of the remaining AMI assets.


(4)  SUBSEQUENT EVENT

     On October 2, 1996, the Company signed an Agreement of Merger and Plan of Reorganization (the "Agreement") with Nextel Communications, Inc., Nextel Finance Company and DCI Merger, Inc., (collectively referred to as "Nextel") whereby the Company would become a wholly owned subsidiary of Nextel in a tax-free transaction which calls for the exchange of one registered Nextel share for 3.17 PCI shares, subject to certain adjustments. Completion of the transaction is subject to satisfaction of various conditions contained in the Agreement, approval by the Company's stockholders and approval by the appropriate regulatory bodies.

                  PITTENCRIEFF COMMUNICATIONS, INC. AND SUBSIDIARIES

                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                          OF FINANCIAL CONDITION AND RESULTS
                                    OF OPERATIONS
                                  SEPTEMBER 30, 1996



RESULTS OF OPERATIONS

     NINE MONTHS ENDED SEPTEMBER 30, 1996, COMPARED TO NINE MONTHS ENDED
      SEPTEMBER 30, 1995

Total revenues for the first nine months of 1996 remained substantially unchanged at $28.0 million compared to $28.1 million in the same period in 1995. Increases in radio services revenue were offset by declines in equipment and parts sales and rental revenues. Equipment and parts sales decreased 2% from $10.0 million in the first nine months of 1995 to $9.8 million in 1996. The decrease was primarily due to the consolidation and closure of certain of the Company's sales and service centers. Rental revenues decreased by 32% from $2.1 million to $1.4 million during the period which reflects the continued decrease in the Company's emphasis on rental programs. Decreases in rental revenues and equipment and parts sales were offset by a $772,000 increase in radio services revenue. This 5% increase for the nine months ended September 30, 1996 can be attributed to the additional subscribers acquired in the AMI Transaction.

Cost of operations during the nine month period ended September 30, 1996, increased to $14.0 million, up 8% as compared with $13.0 million in the same period of 1995. This increase can be attributed to the assimilation of operations acquired in the AMI Transaction as well as the costs incurred to consolidate and close certain of the Company's sales and service centers. Cost of equipment and parts sales increased from 78% of equipment and parts sales in 1995 to 87% in 1996 which reflects continued pricing competition in certain of the Company's markets, accruals for inventory obsolescence and a new commission program which also compensates sales personnel for additions to recurring revenues, thereby adding a component to commissions unrelated to equipment sales.

General and administrative expenses in the first nine months of 1996 increased 4% to $5.6 million compared with $5.3 million in the first nine months of 1995. This increase is primarily attributable to the timing of certain professional fees during the first six months of 1996 compared to the same period in 1995 and additional professional fees incurred in connection with FCC and general legal and tax matters during 1996. These increases were offset to some degree by efficiencies realized with the implementation of a new information system and decreases in the Company's estimate of bad debt expense.

EBITDA for the period ended September 30, 1996 was $136,000 or, a 93% decline from the same period in 1995. This decline is principally due to the decreased profit margins on equipment and parts sales, increased costs of operations as a result of consolidation and closure of certain sales and service centers and the added costs associated with the assimilation of operations acquired in the AMI Transaction. ("EBITDA" is defined as earnings before interest, taxes, depreciation, amortization and other income (expense)).

Depreciation and amortization expenses for the first nine months of 1996 increased to $7.3 million from $5.4 million during the first nine months of 1995. The increase is due to additions in property, equipment, licenses and goodwill resulting from acquisitions completed in the first nine months of 1996 coupled with approximately $4 million of capital expenditures in 1995 and $3.5 million in the first nine months of 1996. The Company also adjusted the depreciable life on its rental radios from five years down to three years which generated an additional component to depreciation expense during the period.

Other income (expense) includes interest expense, interest income and gains on sales of assets. The principal factor contributing to the $515,000 decrease in other income (expense) from the first nine months of 1995 is $1.1 million in gain on sales of assets in 1996 related to the sale of certain 2 GHz licenses.

Income tax benefit for the first six months of 1996 and 1995 reflects the Company's income taxes at combined U.S. federal and state tax rates.

              PITTENCRIEFF COMMUNICATIONS, INC. AND SUBSIDIARIES


     THREE MONTHS ENDED SEPTEMBER 30, 1996, COMPARED TO THREE MONTHS ENDED
      SEPTEMBER 30, 1995

Total revenues for the third quarter of 1996 decreased to $8.7 million from $9.3 million in the same period of 1995, a decrease of 7%. Increases in radio services revenue were offset by declines in equipment and parts sales and rental revenues. Equipment and parts sales decreased 23% from $3.5 million in the third quarter of 1995 to $2.7 million in 1996 due to the consolidation and closure of certain of the Company's sales and service centers. Rental revenues decreased by 31% from $664,000 to $456,000 as a result of the Company's move away from rental programs. Decreases in rental revenues and equipment and parts sales were offset by a $378,000 increase in radio services revenue. This 7% increase for the nine months ended September 30, 1996 can be attributed to the additional subscribers acquired in the AMI Transaction.

Cost of operations increased to $4.5 million for the three months ended September 30, 1996, a 7% increase over the same period in 1995. This increase reflects the larger scale of operations as a result of the AMI Transaction.
Cost of equipment parts and sales as a percentage of equipment and parts sales increased from 79% in 1995 to 89% in 1996 primarily due to accruals for inventory obsolescence and a new commission program which also compensates sales personnel for additions to recurring revenues, thereby adding a component to commissions unrelated to equipment sales.

General and administrative expenses in the third quarter of 1996 remained substantially unchanged at $1.9 million when compared to the same quarter of 1995. Increases in professional fees incurred in connection with FCC and general legal and tax matters were offset by efficiencies realized with the implementation of a new information system and decreases in the Company's estimate of bad debt expense.

EBITDA for the three month period ended September 30, 1996, decreased to $34,000 compared to $482,000 in the same period in 1995. This decrease is principally due to decreased sales and profit margins on equipment and parts coupled with the increased operating expenses realized as a result of the AMI Transaction.

Depreciation and amortization expense in the third quarter of 1996 increased by 57% to $2.9 million from $1.8 million in the same period of 1995, due to increases in property, equipment, licenses and goodwill added from acquisitions and capital expenditures during 1995 and 1996. The Company also adjusted the depreciable life on its rental radios from five years down to three years which generated an additional component to depreciation expense during the period.

Other income (expense) includes interest expense, interest income and gains on sales of assets. The combined expense of $1 million in the third quarter of 1996 represents a $645,000 increase when compared to the same period of 1995. This increase is principally due to interest expense realized in connection with the Company's revolving loan and the related amortization of debt discounts.

Income tax benefit for the three months ended June 30, 1996 and 1995 reflects the Company's income taxes at combined U.S. federal and state tax rates.

             PITTENCRIEFF COMMUNICATIONS, INC. AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS FROM OPERATING ACTIVITIES:

During the first nine months of 1996, the Company experienced negative cash flow from operating activities of $925,000 compared to positive cash flow of $1.1 million during the same period in 1995. This decrease can be attributed to the significant use of working capital in 1996 to reduce accounts payable and accrued liabilities which amounted to a $3.5 million net change between 1995 and 1996.

CASH FLOWS FROM INVESTING ACTIVITIES

During the first nine months of 1996, acquisition and capital expenditure activities were funded through third party short-term indebtedness and proceeds from the sale of assets. The Company invested $1.7 million in acquisitions and $1.7 million in capital expenditures during the nine months ended September 30, 1996. The Company was also a successful bidder in the FCC's 900 MHz Auctions ("900 Auctions") which concluded in April 1996 and committed the Company for $1.6 million which was paid in July 1996. Additionally, during this period, the Company sold certain of its 2 GHz licenses in Arizona pursuant to the recent FCC auctions of PCS licenses for cash of $375,000 and short-term notes receivable of $775,000 which have been fully paid and 70 900 MHz channels located in San Diego for cash consideration of $9 million.

CASH FLOWS FROM FINANCING ACTIVITIES

In addition to the proceeds from sales of assets during the first nine months of 1996, the Company utilized $7 million of its credit facility with First Interstate Bank of Texas, N.A. to fund excess working capital and provide financing for acquisitions and the Company's participation in the 900 Auctions.

CURRENT LIQUIDITY AND FUTURE CAPITAL NEEDS

On September 30, 1996, the Company had cash and cash equivalents of approximately $9.2 million. The Company also had $20.4 million in long-term debt, notes payable and a finance obligation at September 30, 1996. Third party indebtedness predominantly consisted of a bank credit facility, various capital asset financings, the finance obligation related to the tower sale, and amounts due to sellers of acquired companies or assets. Although the Company provides for deferred income taxes on its financial accounting income, it has access to net operating loss carryforwards for tax purposes of approximately $26.3 million as of December 31, 1995, of which $10.8 million is subject to a limitation under
Section 382 of the Internal Revenue Code of 1986. However, the available net operating losses are expected to defer the payment of federal income tax in 1996.

In September 1996, the Company closed the transaction involving the sale of 70 900 MHz channels located in San Diego, California. The Company received cash proceeds of $9 million as a result of this sale. Based on available cash and cash flow from operations, the Company should not be cash constrained during the period leading up to the closing of the proposed merger transaction with Nextel. In October 1996, the Company repaid $5 million on its line of credit with First Interstate Bank of Texas, N.A. ("First Interstate") and it is anticipated the Company will liquidate the balance of the line of credit prior to its maturity in March 1997.

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

              PITTENCRIEFF COMMUNICATIONS, INC. AND SUBSIDIARIES

Prior to signing the Agreement with Nextel, the Company recognized that in order to upgrade and expand its services, attract new subscribers and enhance its ability to expand its footprint in certain areas, the Company may incur capital expenditures to construct a network utilizing a channel compression technology. As an initial step towards this goal, the Company participated in the 900 Auctions conducted by the FCC. The 900 Auctions included 20 blocks of 10 channels each of 900 MHz licenses auctioned on a MTA basis. The Company was the successful bidder on 18 blocks located in four MTAs for a total consideration of $1.6 million. The licenses obtained in the 900 Auctions will provide additional capacity in certain areas of the Company's footprint. In November 1995, AMI's indirect parent, FMR Corp. ("FMR"), loaned the Company $1 million ("Auction Loan") for the bid deposit in order to participate in the 900 Auctions. The loan was structured as a demand note, bearing interest at the prime rate plus 2% and secured by a pledge of the capital stock of the Company's primary operating subsidiary, A&B Electronics Inc. ("A&B"), and substantially all of the assets of the Company, excluding accounts receivable and inventories.

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

In March 1996, FMR agreed to make available a letter or letters of credit ("LC") in the aggregate amount of up to $10 million for the purpose of securing a revolving line of credit with First Interstate ("Revolving Loan"). The initial line of credit is for $10 million and the proceeds, $7 million of which have been advanced, are being used for acquisitions, including the 900 Auctions, and working capital. The Revolving Loan was closed on March 18, 1996, and the initial draw of $5 million was used to repay the $2.5 million Auction Loan and a $500,000 working capital line with another bank, and the balance was made available for working capital. FMR retained the collateral it received for the Auction Loan and, additionally, the Company has pledged its accounts receivable and inventories. The Company, FMR, and First Interstate also entered into a tri-party agreement contemporaneous with the Revolving Loan, which provides that FMR, upon five day's notice to First Interstate, can purchase the Revolving Loan at its principal balance plus accrued interest and any unpaid fees or expenses outstanding. FMR will then succeed to any rights as secured lender held by First Interstate on the date of purchase. Upon the occurrence of an event of default, as defined in the Revolving Loan, FMR will have ten business days within which to exercise its right to purchase the Revolving Loan or cure or remedy the event of default before First Interstate will draw against the LC. The Revolving Loan has an initial term of one year, bears interest at LIBOR plus 1.5% (or First Interstate's prime rate), and is secured by the LC. As consideration for pledging the LC, the Company issued warrants to FMR ("FMR Warrants") for the purchase of 500,000 shares of PCI Common Stock. The FMR Warrants have a term of ten years from issuance and were issued in two equal tranches. Warrants to purchase 250,000 shares were issued upon closing of the Revolving Loan at an exercise price of $4.50 per share. In September 1996, the Company issued warrants to purchase an additional 250,000 shares at an exercise price of $4.73 per share.

Pursuant to the Agreement entered into with Nextel, the Company will become a wholly-owned subsidiary of a large public company. As a result of this contemplated merger transaction, there should be no requirement for the expenditure of funds for major capital projects or participation in any future FCC spectrum auctions. However, there can be no assurance that the proposed Nextel transaction will be consummated and, if not, the Company would be faced with significant capital outlays in order to participate in the FCC's other spectrum auctions and to implement an enhanced channel compression technology. In such an event, the Company's financial resources would not be sufficient to undertake projects of this magnitude. At present, other than the debt financing arrangements that are currently in place as described herein, the Company has no commitments with any third parties to obtain any additional debt or equity financing that would be required. In the event new financing could not be obtained on a timely basis, management's plans may include the sale of assets and cost reductions. Results of operations for 1997 could be adversely impacted if the Company was required to implement such plans.

              PITTENCRIEFF COMMUNICATIONS, INC. AND SUBSIDIARIES


PART II:  OTHER INFORMATION


ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits

               2.1 Agreement of Merger and Plan of Reorganization dated as of October 2, 1996, by and between Nextel Communications, Inc., Nextel Finance Company, DCI Merger, Inc., and the Company (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, dated October 4, 1996, as filed with the Securities and Exchange Commission on October 7,
                    1996).

               27   Financial Data Schedule

          (b)  Reports on Form 8-K

               1. Current Report on Form 8-K dated October 4, 1996, as filed with the Securities and Exchange Commission on October 7, 1996, describing the Agreement of Merger and Plan of Reorganization dated as of October 2, 1996, with Nextel Communications, Inc. ("Nextel"), providing for the merger of the Company with a wholly owned subsidiary of Nextel.

               PITTENCRIEFF COMMUNICATIONS, INC. AND SUBSIDIARIES



                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  PITTENCRIEFF COMMUNICATIONS, INC.
                                            (Registrant)



Date:  November 13, 1996          /s/ WARREN D. HARKINS
                                  -----------------------------------------
                                  Warren D. Harkins
                                  President and Chief Executive Officer
                                  Duly Authorized Officer of the Registrant



                                  /s/ THOMAS R. MODISETT
                                  -----------------------------------------
                                  Thomas R. Modisett
                                  Vice President - Finance
                                  Chief Financial  and Accounting Officer