Form 10-K
period 1996-12-31
PITTENCRIEFF COMMUNICATIONS INC
filed 1997-03-31
CIK 903869

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549
                                 ____________________

                                      FORM 10-K

        /x/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                  EXCHANGE ACT OF 1934

                      For the fiscal year ended December 31, 1996

                                          OR

    / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                            Commission file number 0-21840
                               _______________________

                          PITTENCRIEFF COMMUNICATIONS, INC.
                (Exact name of registrant as specified in its charter)

                      DELAWARE                         75-2609476
            (State or other jurisdiction            (I.R.S. employer
          of incorporation or organization)         identification no.)

            ONE VILLAGE DRIVE, SUITE 500
                   ABILENE, TEXAS                                 79606
      (Address of principal executive offices)                  (Zip code)

Registrant's telephone number, including area code:             (915) 690-5800
Securities registered pursuant to Section 12(b) of the Act:     None
Securities registered pursuant to Section 12(g) of the Act:     Common Stock,
                                                                $0.01 par value

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  _X_    No   __

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___________

    The aggregate market value of the voting stock held by non-affiliates of the registrant on March 17, 1997, was approximately $52,467,223. The number of shares of common stock of registrant outstanding on March 17, 1997, was 26,163,225.

                                  TABLE OF CONTENTS


ITEM                                                                    PAGE
----                                                                    ----
                                        PART I

  1.  Business..........................................................   1

  2.  Properties........................................................  16

  3.  Legal Proceedings.................................................  16

  4.  Submission of Matters to a Vote of Security Holders...............  16


                                       PART II

  5.  Market for Registrant's Common Equity and Related
       Stockholder Matters..............................................  17

  6.  Selected Financial Data...........................................  18

  7.  Management's Discussion and Analysis of Financial Condition
       and Results of Operations........................................  19

  8.  Financial Statements and Supplementary Data.......................  24

  9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........................................  24


                                       PART III

 10.  Directors and Executive Officers of the Registrant................  25

 11.  Executive Compensation............................................  27

 12.  Security Ownership of Certain Beneficial Owners and Management....  31

 13.  Certain Relationships and Related Transactions....................  32


                                       PART IV


 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K..  32

 Signatures.............................................................  36

 Index to Consolidated Financial Statements and Schedules............... F-1

                                       PART  I

ITEM 1.  BUSINESS.

GENERAL

    Pittencrieff Communications, Inc. ("PCI" or the "Company") is a leading provider of Specialized Mobile Radio ("SMR") wireless communications services in the United States and as of December 31, 1996, serviced approximately 92,000 subscriber units on approximately 6,000 SMR channels providing coverage in Texas, New Mexico, Oklahoma, Arizona, Colorado, North Dakota, and South Dakota. The SMR services currently offered by the Company are a cost-effective alternative to cellular mobile telephone service for high-volume subscribers. The Company provides subscribers with both mobile telephone interconnect (mobile radio to public switched telephone network) and dispatch (base to fleet) communications, but concentrates on mobile telephone service, which produces significantly higher average revenues per subscriber unit than dispatch service.

    Historically, the Company has focused on channel positions and subscriber bases in rural areas and small to medium-sized cities, because acquisition and operation costs in these areas are generally lower and usage rates per capita are generally higher. Since 1994, however, the Company has expanded its business strategy to include major metropolitan areas. Technology has continued to improve with the availability of enhanced analog technology and increased commercial operation of digital mobile ("Digital Mobile") networks. In 1996, the Company continued to expand its strategy and significantly increased channel positions in Dallas-Fort Worth, Houston, San Antonio, and Austin, Texas. As a result, the Company has focused its efforts on increasing its analog SMR subscriber base in and around these Texas metropolitan areas.

    In December 1995, the Federal Communications Commission ("FCC") adopted rules and proposals designed to govern the future licensing of 800 MHz SMR systems. The primary impact of these new proposals was the enactment of regulations that will permit the geographic based licensing of 10 MHz of spectrum, which is comprised of 200 channels located in the upper portion of the 800 MHz SMR band. The licensing will be effected by means of an auction process ("800 Auctions"). The channels will be licensed throughout economic areas as designated by the U.S. Bureau of Economic Analysis ("BEAs") and will be available in blocks of 120, 60, and 20 channels. BEA licensees will be able to construct stations at any available site on any available channel within their spectrum block or blocks. No FCC approval will be required for expansion or modification of system facilities, as long as the system complies with applicable technical and operational rules. To date, the FCC has not set a date for commencement of the 800 Auctions.

    On January 16, 1996, the Company completed the merger of the SMR businesses of Advanced MobileComm, Inc. ("AMI"), a Fidelity Capital company, and a number of related and unrelated companies (collectively referred to as the "AMI Parties") into PCI (the "Transaction"). Upon consummation of the Transaction, the Company added approximately 18,000 subscriber units and 3,000 granted SMR channels, including increased channel positions in major metropolitan areas in Texas.

    In October 1996, the Company entered into an Agreement of Merger and Plan of Reorganization (the "Agreement") with Nextel Communications, Inc., Nextel Finance Company and DCI Merger, Inc. (collectively referred to as "Nextel") whereby the Company would become a wholly owned subsidiary of Nextel in a tax-free transaction which calls for the exchange of one registered share of Nextel Class A (Voting) Common Stock ("Nextel Common Stock") for 3.17 shares of PCI Common Stock, subject to certain adjustments. The Agreement was subsequently amended and restated in December 1996 ("Restated Agreement"). Completion of the transaction is subject to satisfaction of various conditions contained in the Restated Agreement, including approval by the Company's stockholders and approval by the appropriate regulatory bodies.

    As a result of the FCC's delay in implementing the 800 Auctions and the pending merger with Nextel, the Company has decided to forego plans to construct its own Digital Mobile network.

MARKET SUMMARY

    The following table lists the population, growth rates, mobile intensive population as a percentage of employee base, and number of non-government businesses in the markets in the Company's footprint. The Company's footprint covers an estimated 1995 population of approximately 26.8 million people or POPs. The population estimates included in the table represent the number of people residing in the relevant Metropolitan Statistical Areas ("MSAs") and Rural Statistical Areas ("RSAs") and are not indicative of the number of users or potential penetration rates for the Company. The Company believes that the demographics, economic characteristics, and travel patterns of the expanded footprint are favorable for selling regional wireless communication services.

                                                               MOBILE
                                                1993-1998     INTENSIVE     NUMBER
                                      1995      ESTIMATED %  POPS AS A %      OF
                                   ESTIMATED    POPULATION   OF EMPLOYEE   NON-GOVT.
     MSA/RSA MARKETS (1)           POPULATION     GROWTH      BASE (2)    BUSINESSES
----------------------------       ----------   -----------  -----------  ----------
Arizona       Phoenix               2,427,000      2.27 %       22.6%        52,200
              Tucson                  753,000      2.05         17.8         15,100
              AZ 1-6 (RSAs)         1,017,000      2.56         18.2         17,800
                                    ---------
                                    4,197,000

Colorado      CO 6-7 (RSAs)           115,000      2.12         20.8          3,400

New Mexico    Albuquerque             621,000      2.01         19.7         13,500
              Las Cruces              161,000      2.95         22.2          2,500
              NM 1, 3-6 (RSAs)        881,000      1.57         19.0         18,500
                                    ---------
                                    1,663,000

North Dakota  Bismarck                 88,000      1.16         18.6          2,500
              ND 1, 4-5 (RSAs)        214,000     (0.71)        16.6          6,400
                                    ---------
                                      302,000

Oklahoma      Lawton                  125,000      2.66         17.6          1,900
              Oklahoma City           989,000      1.04         18.9         24,100
              Tulsa                   797,000      1.21         18.4         19,500
              OK 1, 5-9 (RSAs)        711,000     (0.13)        17.3         15,000
                                    ---------
                                    2,622,000

South Dakota  SD 1 (RSA)               36,000      1.01         14.7          1,100

Texas         Abilene                 149,000      0.24         16.5          3,800
              Amarillo                199,000      0.65         16.8          5,000
              Austin                  915,000      2.59         17.7         19,700
              Beaumont                378,000      0.95         18.7          7,600
              Bryan-College Station   131,000      1.13         14.9          2,400
              Corpus Christi          376,000      1.38         18.9          7,900
              Dallas-Fort Worth     4,479,000      1.92         22.1        100,000
              El Paso                 686,000      2.54         16.1         10,800
              Houston               3,964,000      2.31         23.6         82,000
              Killeen-Temple          261,000      0.22         14.2          3,700
              Laredo                  162,000      3.46         27.4          2,900
              Longview-Marshall       171,000      0.79         14.3          4,500
              Lubbock                 231,000      0.52         18.9          6,700
              Midland-Odessa          241,000      1.41         17.9          6,600
              San Angelo              103,000      0.51         18.5          2,300
              San Antonio           1,460,000      1.80         21.8         27,000
              Sherman-Denison          98,000      0.35         15.2          2,100
              Texarkana               137,000      0.38         14.9          2,700
              Tyler                   163,000      1.09         15.0          4,100

                                                                   MOBILE
                                                   1993-1998      INTENSIVE        NUMBER
                                       1995       ESTIMATED %    POPS AS A %         OF
                                    ESTIMATED     POPULATION     OF EMPLOYEE      NON-GOVT.
      MSA/RSA MARKETS (1)          POPULATION       GROWTH        BASE (2)       BUSINESSES
-------------------------------    ----------     ----------     -----------     ----------
Texas (cont'd.)  Victoria              80,000        1.41           18.1            2,000
                 Waco                 198,000        0.72           15.2            4,300
                 Wichita Falls        130,000       (0.55)          15.7            3,300
                 TX 1-21 (RSAs)     3,107,000        0.48           17.5           60,900
                                   ----------
                                   17,819,000

TOTAL POPS IN FOOTPRINT            26,754,000
  PCI MSA WEIGHTED AVERAGE (3)                       1.87           20.7
  U.S. MSA WEIGHTED AVERAGE (3)                      1.03           20.4
  PCI RSA WEIGHTED AVERAGE (3)                        .91           17.8
  U.S. RSA WEIGHTED AVERAGE (3)                       .85           15.6

-------------------

(1) All data are based on estimates from The 1995 Cellular/PCS Pop Book (Paul Kagan Associates, Inc. April 1995). RSA market information is a weighted average of the individual RSA market information, except for 1995 estimated population, based on population.
(2) POPs designated as "mobile intensive" include those employed in construction, transportation, financial, insurance, real estate, agriculture, and law businesses where significant amounts of time are generally spent in an automobile.
(3) Weighted average of individual MSA information or state RSA weighted averages, respectively, based on population.


THE SMR INDUSTRY

    The wireless industry provides high-quality communications services through vehicle-mounted and hand-held portable telephones and other two-way radio units in the various frequency bands. Today, the wireless telephone industry is composed principally of cellular, personal communications services ("PCS") and SMR systems. Other forms of wireless communications are likely to be available soon. The first cellular commercial systems were not operational until 1983, but have grown rapidly with an estimated 42 million units in service at December 31, 1996. SMR systems first became operational in 1974, and SMR subscriber units in service nationwide were an estimated 2.6 million at December 31, 1996, while private two-way radio units were an estimated 17 million. The first 100% digital, PCS network was launched in November 1995 by American Personal Communications Inc. in Washington D.C. As of December 1996, several other PCS providers have begun commercial operations of their digital PCS systems. Sprint Corp. is operational in California, Oregon and Texas, PrimeCo Personal Communications, LP now services portions of Illinois, Hawaii, Florida and Texas, Pacific Bell Mobile Services offers service in California and Nevada, and Western Wireless Corp. is now operational in Hawaii, Oregon and Texas.

    The FCC awards only two licenses to provide cellular service in any specific licensed areas. SMR systems, although previously regulated in a different manner from cellular systems, occupy a block of radio spectrum immediately adjacent to and technologically equivalent to cellular frequencies. SMR operators have traditionally offered dispatch services to businesses, but even with existing analog technology are capable of offering a broad range of other mobile communications services, including mobile telephone service, data transmission, and telemetry services. The Company believes that the wide range of SMR services, which will be enhanced with the implementation of channel compression technologies, have made SMR a growth industry and an attractive communications alternative to cellular mobile telephone systems.

    The 800 MHz SMR industry in major metropolitan areas has traditionally been characterized by a shortage of channels. Because the FCC previously imposed loading requirements in such spectrum-short areas, metropolitan SMR providers have offered primarily dispatch service, on which subscribers generally communicate in shorter transmissions than mobile telephone users, allowing them to service a greater number of subscriber units. Typical dispatch subscribers are taxicab and construction companies. A major 800 MHz SMR operator in many metropolitan areas has converted to digital technology in response to the growing demand for wireless communications services, including mobile telephone service, in those areas.

    In contrast, 800 MHz SMR operators in rural areas and small to medium-sized cities, including the Company, traditionally did not face spectrum shortages. FCC loading requirements did not apply in such non-spectrum-short areas, and, therefore, 800 MHz SMR operators in these markets were able to provide wireless services comparable to cellular service. As a result, these 800 MHz SMR operators have attracted a broad cross section of subscribers and compete more directly against cellular service providers. Wireless services can continue to be provided for the foreseeable future using existing analog 800 MHz SMR systems. The Company believes that enhanced analog networking, which provides some of the advantages of cellular systems, could improve its position against cellular service providers in the rural and small to medium-sized cities. The advantages of any enhanced technology can be introduced in these areas without disrupting existing service.

    With its participation in the 900 MHz spectrum auctions, which were completed in April 1996, the Company has entered into the 900 MHz SMR market. First allocated in 1986 and licensed by lottery in 1987, the use of 900 MHz spectrum for the private land mobile services was initially intended to address the spectrum shortfall in the 800 MHz bandwidth. Licensing in the 900 MHz bandwidth was proposed to occur in two "phases." During Phase I, the FCC licensed 900 MHz spectrum in 50 designated filing areas ("DFAs"), or urban centers, in 20, ten-channel licenses. Phase II of 900 MHz spectrum licensing, throughout the remainder of the United States, was to occur upon completion of Phase I licensing. However, due to a variety of reasons, the FCC did not license 900 MHz SMR spectrum in the remainder of the country until November 1995, when it initiated the 900 MHz spectrum auctions ("900 Auctions"). Accordingly, while service offerings in the 900 MHz SMR bands are similar, if not identical to 800 MHz SMRs, there is significantly less frequency congestion in the 900 MHz band. Consequently, and because less 900 MHz SMR equipment has been produced, the equipment for this band is generally more expensive than 800 MHz equipment. Certain 900 MHz channels acquired in the Transaction and located in San Diego, California were sold to PageNet Corporation in September 1996.


PRODUCTS AND SERVICES

    The Company currently offers a wide range of wireless communications services to its customers. The Company derives its revenues from access and airtime charges for SMR system usage, equipment service, sales of communications equipment, radio leasing, paging services, microwave services, telemetry, and miscellaneous other services. Although SMR operators can offer SMR services to virtually any customer, the Company's subscribers are primarily businesses and government entities.

    SMR SERVICES. The Company provides analog 800 MHz SMR services for approximately 92,000 subscriber units on approximately 6,000 SMR channels throughout the Southwestern United States and the Dakotas. Prior to the Transaction, the Company's markets predominantly included rural areas and small and medium-sized cities. The Company now offers services in larger cities, including Dallas, Houston, Phoenix, San Antonio, Oklahoma City, Austin, and El Paso. Throughout its geographic coverage area, the Company's existing SMR systems are largely contiguous and offer some of the extended coverage characteristics of cellular systems. These extended coverage characteristics include the ability to place and receive calls with a mobile telephone over a large geographic area on a system or systems operated by the Company and, to a limited extent, the capability of roaming into systems operated by other providers.

    A wireless communications user may initiate either telephone calls or dispatch calls from its mobile radio equipment. The Company concentrates on providing wireless service through the public switched telephone network ("PSTN"), which is comparable to cellular service but is generally available at a lower effective cost for high-volume subscribers. As the owner of significant amounts of SMR spectrum in the major metropolitan areas, Nextel's Digital Mobile network provides enough capacity that they no longer have to focus primarily on fleet dispatch. Because of the Company's aggressive consolidation of 800 MHz SMR systems and the scale of its existing 800 MHz SMR systems, the Company currently has sufficient channel capacity to offer mobile telephone service in most of its markets, except for new markets in major metropolitan areas where fleet dispatch is still emphasized.

    A typical analog SMR system operated by the Company consists of multiple channels, one or more centrally located, high-power base station transmitters, one or more antennas, and other radio equipment. The SMR system receives transmissions from a user's mobile radio and either routes them through the public telephone lines or retransmits the signals to other SMR radios. In addition, the SMR system transmits communications from public telephone lines to a user's mobile SMR radio. Substantially all of the Company's SMR systems are trunked radio systems, which maximize the number of users that can be supported. The efficiency of trunked systems generally increases as additional channels are added to the system. A multi-channel trunked system automatically searches for an open channel for each transmission. The "search" capability allows more users to be served per radio channel, because the probability that all channels in a large system will be used at one time is lower than the probability that a single given channel will be used.

    The Company offers flexible SMR service packages customized to fit its subscribers' needs and locations within its geographic footprint. For example, a basic SMR package might allow a subscriber to choose access to ten or more systems within the Company's footprint. The typical coverage area for one of the Company's SMR systems is a radius of 30-50 miles from its base station transmitter, depending on the terrain. A subscriber can choose access to those systems in and around its location that match its business needs. Access to additional systems beyond the basic package may be obtained from the Company at additional cost and on a permanent or temporary basis. A subscriber can travel from system to system by manually switching systems on the radio telephone. Because of the Company's footprint, few roaming agreements with other SMR operators are required unless they are needed to meet the needs of specific subscribers. The Company views its footprint as a competitive advantage over other SMR providers, which are not able to provide subscribers with one point of contact for sales, service, and billing over a large geographic area or one-price structure for a subscriber's extended area of operations.

    Generally, the Company bills a subscriber for telephone service with a mixture of fixed monthly access charges and airtime charges. A subscriber typically pays a fixed monthly access charge, generally $40 per month, for an unlimited number of calls up to five minutes long on its selected SMR systems. If a call lasts longer than five minutes airtime charges begin and the subscriber generally is billed $.25 per minute for the remainder of the call. The Company also offers a variety of other pricing packages, including, for example, mobile telephone service for $.25 per minute with 300 free minutes per month. Long distance charges are additional charges and, like all telephone charges, are passed through to the subscriber. In some of the Company's markets, a subscriber's bill may also include charges for additional services available, such as call forwarding and voice mail.

    The Company's SMR subscribers are diverse and include a variety of businesses, including ranching and agricultural operations, energy companies, transportation companies, and professionals (E.G., realtors, accountants, doctors, and attorneys). Government agencies are also customers of the Company. In 1996, no single customer accounted for more than one percent of total revenues.

    MARKETING, SALES, AND SERVICE. The Company's primary marketing thrust is to present its SMR service as an alternative to cellular mobile telephone service. The Company's SMR mobile telephone service is generally more economical for high-volume mobile telephone users. The Company uses a variety of media, including newspaper, television, radio, billboards, and advertising circulars. The Company tailors its marketing effort in different parts of its footprint to the demographics of its potential subscriber population. The Company offers customized wireless solutions to attract subscribers, including access to multiple SMR systems within the Company's footprint, various pricing alternatives, and customer conveniences such as consolidated invoices and billing for airtime charges. In addition to more direct marketing efforts, the Company's other services, including its sales and service operations and paging and telemetry operations, provide opportunities to add SMR subscribers and to sell other communications.

    Unlike most cellular mobile telephone operators and other SMR operators that use third-party distributors, the Company primarily employs its own sales and service staff. From its 23 sales and service centers, the Company sells SMR services, sells and rents SMR equipment, and provides SMR equipment service and miscellaneous other services. The Company's sales and service centers also sell equipment and provide repair and maintenance service to non-subscribers. Although these non-subscriber sales do not generate significant revenues, they provide another opportunity for the Company to market its services to potential new subscribers. Sales personnel are compensated through a combination of salary and commission.

    The Company has augmented its sales and service network with direct sales efforts designed to reach potential customers or concentrate heavily on specific markets. The Company is also capitalizing on successful cellular marketing techniques such as the use of independent dealers and resellers who are managed by the Company's local sales and service operations. In this regard, the Company sold six of its sales and service operations during 1996 to dealer/agents who will continue to add recurring customers utilizing the Company's SMR systems. The dealer/agents are compensated on a commission basis and the Company retains control of billing and collection for any new customers added in this manner. The dealer/agents also provide technical site maintenance to the Company on a contract basis.

    The Company's sales of SMR radio units are competitive with other distributors. Equipment sales efforts are enhanced by an ability to offer equipment repair and service on a drive-in basis or on call 24 hours a day for repair and service at subscriber locations. The Company initially provides equipment repair and service under manufacturers' warranties and thereafter under extended service contracts or on a time and materials basis.

    For SMR subscribers that do not wish to buy their own SMR radios, the Company has historically, subject to the availability of working capital, offered a radio equipment rental program. This rental program improves the Company's ability to compete with the lower equipment purchase prices of cellular systems. By renting equipment from the Company, a subscriber does not have to pay the generally higher purchase price of an SMR unit when compared to cellular mobile telephones. The Company believes renting gives it a competitive advantage over other SMR operators that choose not to rent equipment or have insufficient capital resources to do so. The Company rents most of its radio units for approximately $40 per month on a month-to-month basis enabling it to recover its investment in a relatively short time period.

    OTHER SERVICES. The Company operates 32 paging systems, providing basic paging services to over 4,500 paging subscriber units on 150 MHz and 450 MHz channels. Paging is a one-way wireless communications service in which the subscriber carries a small, uniquely encoded radio receiver. Someone wishing to contact the subscriber will dial the paging telephone number. When activated, the pager will beep (alerting the subscriber to call a prearranged number for messages), receive a voice transmission, or display a simple message.

    The Company also provides data transmission services through its SMR systems. One of the Company's data services is the telemetry of system control and data acquisition ("SCADA"), which allows subscribers to transmit data to and from remote locations, to control remote locations by turning functions on or off, or to monitor remote locations. The Company typically prepares a customized package of telemetry services for a customer that uses commercially available hardware and software configured to meet the customer's needs and pricing requirements. The customer's costs typically include system development, maintenance, and actual airtime use. The Company's telemetry subscribers include government agencies, utilities, and petroleum companies with varied telemetry applications. A water authority or utility may use telemetry to monitor and control water flow, an oil company may monitor allowable production on its well through the Company's telemetry service, and an agricultural business may automate its irrigation operations via telemetry controls.


ACQUISITIONS

    Historically, the Company has pursued a consolidation strategy. In order to accomplish its acquisition goals, the Company targets SMR systems that provide a strategic fit with the Company's current or proposed SMR operations, and can be purchased at prices that the Company believes can generate attractive financial returns. Candidates for acquisition will generally have the following characteristics: (i) similar business operations to those of the Company; (ii) location in or adjacent to the Company's footprint; (iii) ability to increase market share in the Company's footprint or expand its footprint; and (iv) potential to enhance average revenues per subscriber unit. Due to significant consolidation within the SMR industry, acquisition opportunities have become limited within the Company's area of operation. The following table summarizes the Company's acquisition activity since 1991:

                                     Acquisition Cost         Number of
                 Number of              (Including          SMR Channels
     Year     Acquisitions (1)     Liabilities Assumed)       Acquired
              ---------------      -------------------      ------------
     1991            6                 6,124,000                 197
     1992           11                16,256,000                 442
     1993           14                16,927,000                 325
     1994           18                43,547,000                 570
     1995            3                 2,056,000                  93
     1996            2                 64,257,000              3,000

--------------------
(1) Includes acquisitions of fully operational SMR businesses, discrete SMR channels, and other SMR assets.


COMPETITION

    CELLULAR SYSTEMS. The Company currently competes with cellular systems operating in its footprint, some of which have begun implementation of digital technology. The Company will also compete with established cellular operators in its efforts to attract wireless communications customers, dealers and resellers to its service in any market in which it implements digital technology. While the FCC has licensed only two cellular carriers in each MSA or RSA, the Company competes with, or expects to compete with, many cellular telephone operators throughout its geographic footprint. Many of the companies possess significantly greater financial resources than the Company. Of the current cellular operators in the Company's footprint, Southwestern Bell, GTE Mobilnet, and AT&T Wireless Services are believed to be the largest operators in Texas. Large cellular operators in other states in the footprint include, for example, Bell Atlantic in New Mexico and AT&T Wireless Services in Oklahoma. The Company believes that its existing analog SMR systems compete directly with cellular service on the basis of price, customer service, and local coverage.

    In addition, the cellular industry has begun implementing new digital transmission technologies. The digital technologies chosen include time division multiple access ("TDMA"), utilizing three-times channel compression, and code division multiple access ("CDMA"). CDMA is predicted to provide a significant increase in capacity over current analog technology. Where TDMA or CDMA is deployed, a cellular operator will have greater channel capacity than an analog or digital SMR system in any given market. AT&T Wireless Services has deployed TDMA in Texas and GTE Mobilnet has deployed CDMA in its Texas markets.

    Cellular service in the Company's footprint generally is offered for a one-year term and has a higher average monthly cost than the Company's SMR services for high-volume business users. The Company has experienced significant price competition from cellular providers in certain key markets within the Company's footprint. Although the Company has a wide variety of rate plans tailored to its various markets, the Company's analog SMR interconnect subscribers now typically pay a fixed monthly access charge of $40 per month for an unlimited number of calls up to five minutes long, plus additional airtime charges for longer calls. Any cellular service may be offered in many different pricing packages.

    Analog cellular telephone units may be purchased at a cost generally lower than analog SMR units offered by the Company. The Company does, however, offer its subscribers equipment rental options. Due to the substantial financial and other resources available to cellular operators in the Company's markets, cellular operators may also subsidize the sale of digital subscriber units at prices below those with which the Company can compete.

    OTHER SMR OPERATORS. The Company's existing SMR operations compete in each market with a number of other operators of SMR systems providing service on the 800 MHz and 900 MHz bands. The Company may also have competition from radio operators providing service on 220 MHz or 450 MHz bands. Many of these licensees only hold or manage five to ten channels, single site (I.E., limited coverage) licenses, have limited financial resources, and are serving a small number of subscribers. There are, however, a limited number of competitors within the Company's markets that hold significant channel positions, provide wide-area coverage, and serve a significant number of subscribers. These competitors may have substantially greater financial, management, and marketing resources than the Company.

    Nextel, the nation's largest SMR operator, is pioneering the implementation of Motorola, Inc.'s ("Motorola") Integrated Dispatch Enhanced Network ("iDEN") using six-times TDMA digital technology in major metropolitan areas throughout the United States, including areas where the Company currently operates. Nextel has not yet begun implementing iDEN-based Digital Mobile networks in Texas, but has commenced operations in Arizona, Colorado, and Oklahoma. In addition, Nextel has substantial channel capacity in many parts of the Company's footprint and offers analog SMR services where digital technology has not yet been implemented. Nextel is a significant competitor in all or many of the metropolitan areas served by the Company. Nextel is substantially larger than the Company or any other SMR operator.

    The Company currently utilizes analog transmission technology in its SMR systems. Digital technology such as iDEN and TDMA provides significant increases in channel capacity and the ability to offer enhanced and integrated wireless services. The Company believes that implementation of digital technology permits more effective competition with cellular services, although there continue to be differences.

    Nextel's business objective in constructing Digital Mobile networks, using improved iDEN technology and modifications in system design, is to enable it to offer high-quality, enhanced mobile communications services to customers in its markets. Nextel's strategy is to position itself as a major provider of mobile communications including mobile telephone service. Nextel expects to have the capacity, functionality, and quality of service necessary to be competitive with current cellular telephone service in the markets in which it operates Digital Mobile networks.

    Based on Nextel's initial experiences, Motorola is working to improve iDEN in the areas of voice quality, system access, and reliability. Motorola entered into an agreement with Nextel to develop significant improvements in audio quality for telephone interconnect service that incorporate a higher-rate vocoder and an attendant reduction in the number of voice paths per channel used for interconnect services ("Reconfigured iDEN"). This technological change results in less efficient use of channels for interconnect service.
Reconfigured iDEN has now been successfully deployed in six of Nextel's major metropolitan markets.

    In December 1996, the Company entered into the Restated Agreement with Nextel whereby the Company would become a wholly owned subsidiary of Nextel in a tax-free transaction which calls for the exchange of one registered share of Nextel Common Stock for 3.17 shares of PCI Common Stock, subject to certain adjustments. Completion of the transaction is subject to satisfaction of various conditions contained in the Restated Agreement, including approval by the Company's stockholders and approval by the appropriate regulatory bodies.

    In 1995, Southern Communications Services, Inc. ("SCS"), a subsidiary of The Southern Company, a publicly held utility company, ("Southern"), began implementation of an iDEN-based Digital Mobile network in portions of the Southeastern United States. SCS provides wireless communications to various subsidiaries of Southern and the general public, if excess capacity is available.

    While Nextel is the dominant provider of 800 MHz service in the country, Geotek Communications, Inc. ("Geotek") is the most significant licensee of 900 MHz spectrum that intends to offer voice communications services. Geotek is currently building a nationwide digital network employing frequency hopping, multiple access ("FHMA") technology which, once complete, will offer enhanced mobile communications services with a focus upon the mobile workplace.

    WIRELESS DATA NETWORKS. The Company offers subscribers wireless data transmission capabilities, including mobile facsimile service. Subscriber demand for mobile data services is expected to increase in the future, and the Company intends to market these services to meet this increased demand. The Company's ability to provide mobile data services, however, may be impeded by its current use of analog transmission technology because analog data transmissions are less efficient and reliable than digital transmissions. The Company expects to compete with a number of existing or developing wireless data networks including ARDIS and RAM Mobile Data.

    Although a less direct substitute for SMR service, one-way paging service (beep, tone-and-voice, digital, or alphanumeric display) may be adequate for those whose needs for two-way communications are more limited. Other two-way mobile services may also be competitive with the Company's services.

    PERSONAL COMMUNICATIONS SERVICES. The Company also may face competition from PCS. PCS operators have begun to compete with cellular and other mobile communications providers, including the Company, and are expected to offer a wide variety of wireless services. The FCC has allocated spectrum and has licensed both narrowband and broadband PCS. Narrowband PCS is designed to permit licensees to offer advanced voice, paging, data messaging, and both one- and two-way messaging. Broadband PCS is designed to allow licensees to provide a variety of two-way mobile communications services. The FCC has completed the auctions of three separate groups of 30 MHz licenses nationwide and three separate groups of 10 MHz licenses, nationwide for the implementation of PCS systems. The first 100% digital broadband PCS network was launched in November 1995 in Washington, D.C., by American Personal Communications, Inc. Broadband PCS service is currently available in numerous markets nationwide. Several entities have begun offering narrowband PCS services. The FCC has tentatively scheduled additional narrowband PCS auctions for 1997.

    DEVELOPING TECHNOLOGIES AND SPECTRUM.   In addition to PCS, additional
services will be made available to consumers from spectrum formerly licensed to the Federal Government. To date, 50 MHz of spectrum has been transferred from Federal use to private commercial use. Ten MHz of spectrum, which had been previously allocated to military radar testing systems, was reallocated for the provision of unlicensed asynchronous PCS devices. The FCC continued the availability of 15 MHz of spectrum for unlicensed communications devices, including spread spectrum devices and wireless local area networks ("LANs"). The remaining 25 MHz of spectrum was used to create a new service - General Wireless Communications Service ("GWCS"). Licensees in the GWCS will be permitted to provide any fixed or mobile service except broadcast services, radio location services and satellite services, including mobile satellite service. Potential uses of the GWCS include voice, video, and data transmission, private microwave, broadcast auxiliary, and ground-to-air voice and video.

    The National Telecommunications and Information Administration ("NTIA") identified an additional 185 MHz of Federal spectrum to be reallocated by the FCC for use by commercial services. In March 1996, the FCC released a Spectrum Reallocation Plan for the reallocation of the remaining 185 MHz of government spectrum to be transferred to commercial use and established a tentative timeline for rulemakings and proceedings necessary to effectuate the reallocation. The FCC assembled the twelve bands of remaining spectrum into four groups and said that it would consider all spectrum use options, including commercial, private, and unlicensed applications in the United States and internationally. The FCC also noted that it was required to ensure that spectrum is available for public safety purposes and said that it will be soliciting comment on the possible use of some of the reallocated spectrum in support of the safety of life and property.

    In 1997 Congress passed appropriations legislation that requires the FCC to auction 30 MHz of spectrum in the 2.3 GHz range, for a new, undefined service called the "Wireless Communications Service." The auction will commence on April 15, 1997, and is required by the legislation to be concluded no later than September 30, 1997. The FCC has decided to auction this spectrum in 4 channel blocks, with each license covering large geographic service areas. The FCC also concluded that it would impose very few technical limitations or service restrictions on the new licenses.

    The FCC has also recently allocated spectrum in the 5 GHz range to be used for unlicensed services such as low-power wireless computer networks, or equipment known as Unlicensed National Information Infrastructure ("U-NII") devices. The U-NII proceeding was initiated by several computer and technology manufacturers that asked the FCC to allocate spectrum at 5 GHz for use by unlicensed equipment to provide short-range, wireless digital communications at rates of approximately 20 million bits per second (20 Mbps). Proponents of U-NII anticipated that the unlicensed devices would enable the provision of a wide range of multi-media broadband digital communications services at substantially lower costs than those offered by wired and licensed-wireless networks. Three 100 MHz bands of spectrum at 5.15-5.35 GHz, 5.25-5.35 GHz and 5.725-5.825 GHz were allocated for U-NII devices.

    There are also numerous terrestrial or satellite based radio services that could eventually compete with the Company's provision of wireless services. For example, several satellite service providers have received FCC authorization to launch and construct satellite communications networks to provide worldwide mobile communications services. Another example is the 28 GHz, Local Multipoint Distribution Service ("LMDS") service, in which the FCC is expected to auction spectrum on a geographic basis for provision of wireless data, telephony, and wireless cable services.

    The Company may face additional competition from licensees offering services in spectrum formerly allocated to the private land mobile radio ("PLMR") services in the bands below 800 MHz. In June 1995, the FCC (1) established a new channelization plan, with the ultimate goal of promoting narrowband technology; (2) announced a plan to type accept only equipment capable of operating on channels of 12.5 KHz or less by August 1, 1996, and then on channels of 6.25 KHz or less by August 1, 2005; and (3) specified new technical standards designed to accommodate the new spacings and promote spectrum efficiency. The FCC recently released two decisions in this proceeding. The first, in January 1997, generally affirmed the FCC's June 1995, decision to transition the PLMR bands below 800 MHz (the "lower bands") to a more efficient channelization scheme. The FCC did make several minor channelization adjustments, but declined to revisit its basic decision to "refarm" the lower bands. The second decision, released in March 1997, consolidated the number of radio services in these bands to two - Public Safety and Industrial/Business. The second decision also clarified that trunking technology is permitted in the lower bands, under certain circumstances. These decisions will generally increase the competitive abilities of licensees in these services. Other proposals in this proceeding would enable certain licensees to obtain exclusive channel assignments.

    In addition, the FCC is engaged in an ongoing proceeding intended to implement sweeping changes to the FCC's existing rules for the licensing and operation of 220 MHz radio service systems. Some of the previous uses of the 220 MHz spectrum have been removed, which could create additional competition for the Company. The FCC designated the 220 MHz service as primarily a commercial mobile radio service ("CMRS"). The 220 MHz narrowband radio service was originally established as a private mobile radio service in 1991. Two hundred channel pairs in the 220-222 MHz band were authorized, of which 60 pairs were designated for nationwide service, and 140 pairs designated for non-nationwide service. Of the 60 nationwide pairs, 10 were set aside for government use, 20 for commercial and 30 for non-commercial. Of the 140 non-nationwide channel pairs, 40 were designated for individual "non-trunked" use, and 100 channels were allocated for trunked use. In March 1997 the FCC revised its service rules for the 200 MHz band. The FCC adopted rules which provide for the assignment of the 30 non-commercial (reclassified as commercial) nationwide channels by competitive bidding. These nationwide licenses are composed of ten 5 KHz channels each. The FCC also decided to auction geographic area licenses for 125 non-nationwide channels using a combination of 10 and 15-channel blocks, while removing many prior technical and service restrictions on these channels. For example, 200 MHz licenses are now permitted to provide paging services. The FCC's new phase of licensing
(by auction) for the 200 MHz band will likely occur in late 1997 or early
1998.

OPERATIONS

    The Company has realized economies of scale by consolidating many of its functions at its headquarters in Abilene, Texas. All billing, maintenance of subscriber records and FCC licensing information, shipping, and receiving are performed in Abilene. Marketing, sales, and service continue, however, to be performed on a local basis through the Company's 23 sales and service centers. Each of the Company's sales and service operations also offers 24-hour equipment service. A department of the Company is responsible for the management and record keeping of all FCC licenses and FCC loading information. The Company also operates customer service departments from its headquarters. Subscribers may use a toll-free telephone number for service and billing inquiries.

    The Company has organized its current operations into 18 marketing areas. Each of the marketing areas is under the direction of a marketing manager, who reports to the Vice President-Operations. The marketing managers operate within parameters established by an annual operating budget approved by the Company's board of directors.

    The Company employs approximately 318 full and part-time personnel, none of which are represented by a union. The Company's emphasis on sales and service is underscored by 43 sales and 110 service employees. The Company also employs 165 administrative and clerical employees. The Company believes that its relationship with its employees is good.

THE MERGER

    Pursuant to the Restated Agreement, upon approval by the Company's stockholders and approval by the appropriate regulatory bodies, the Company will become a wholly-owned subsidiary of Nextel in a tax-free exchange of one registered share of Nextel Common Stock for 3.17 shares of PCI Common Stock, subject to certain adjustments. The number of shares of Nextel Common Stock that may be issued in connection with the merger is 8,782,403 with a maximum value of $170,000,000. This number of shares may, however, be increased under very limited circumstances, including an increase at Nextel's election to avert termination of the Restated Agreement if the average closing sales price for Nextel Common Stock for the 20 trading days preceding the date of determination is less than $14.00. The value cap may decrease for various reasons, including (i) PCI's failure to deliver certain SMR channels, (ii)
PCI's negative cash flow, if any, since April 1, 1996, (iii) PCI's negative working capital, if any, prior to the merger, (iv) the amount by which the exercise price of certain derivative securities exercised prior to the merger exceeds cash received upon such exercise and held by PCI at the time of the merger, and (v) the payment of severance payments in excess of the amounts set forth in the Restated Agreement.

    As a result of this pending transaction, it will not be necessary for the Company to make its own digital technology decision or implementation. Nextel utilizes iDEN digital technology. Nextel plans to deploy iDEN Digital Mobile Networks throughout the Company's footprint utilizing, in addition to Nextel's existing SMR channels, the SMR channels acquired from the Company in the merger transaction.

    The Restated Agreement also provides for the formation of a consortium between Nextel and the Company to participate in the 800 Auctions if the 800 Auctions commence prior to the earlier of the effective time of the merger, as defined in the Restated Agreement, or the expiration or termination of the Restated Agreement. The consortium will be formed to bid in the fourteen BEAs where Nextel and the Company have overlapping channel positions ("Overlap BEAs"). Nextel will determine and control all aspects of the consortium's bidding strategy and participation and shall be responsible for funding 100% of the consortium's bids. Nextel will retain the right to all channels included in block licenses awarded to the consortium. However, if the Restated Agreement is terminated or expires, the Company will have the right to purchase an aggregate of up to twenty channels awarded in each of the Overlap BEAs, subject to various conditions.

REGULATION

    GENERAL. The licensing, operation, and acquisition of SMR systems in the United States are regulated by the FCC under the Communications Act of 1934, as amended (the "Communications Act") and pursuant to the FCC's rules and policies adopted thereunder. The FCC regulations governing SMR systems are highly technical and subject to change. Future changes in regulation or legislation affecting SMR service, Digital Mobile service, or the allocation by the FCC or Congress of additional spectrum for services that will compete with SMR service could adversely affect the Company's business. The Company believes it is in material compliance with applicable FCC rules and regulations.

    REGULATORY STATUS. Over the past several years, significant legislative and regulatory activity has occurred that will or may affect the Company. The FCC has designated most SMR licensees, including the Company, CMRS providers. Under the new regulatory scheme, CMRS licensees are considered common carriers and subject to common carrier regulation. In 1994, the FCC amended the technical, licensing, and operational regulations governing SMR systems to make those regulations more consistent with the regulations governing common carrier systems. In many instances, those regulations are substantially different from the rules that formerly governed SMR systems.

    In several ongoing proceedings, the FCC is determining the nature and scope of common carrier obligations specified in the Communications Act that it will impose on all CMRS providers. As a CMRS licensee, the Company is already subject to additional regulations, including the requirement that it comply with the FCC's Equal Employment Opportunity ("EEO") rules and file annual reports concerning EEO complaints. The Company is also required to pay annual regulatory fees to the FCC, based on its number of subscribers. As a newly-reclassified CMRS provider, the Company must comply with additional regulatory requirements that were not previously imposed on SMR licensees. Several of the FCC's new regulatory requirements for CMRS providers affect only those SMR licenses that are "covered SMR providers." A covered SMR provider currently includes geographic (or wide) area licensees (like the Company) that offer real-time, two-way switched voice service that is interconnected with the public switched network. Currently, covered SMR providers are prohibited from unreasonably restricting the resale of their services and must offer "manual" roaming to subscribers where feasible. The
FCC has indicated that it intends to sunset its roaming and resale requirements after a five-year period. Covered SMR providers must also provide enhanced 911 access technology (including the caller's ANI information and general location) to subscribers over a phased-in period. The FCC's newly-issued rules were immediately challenged by sixteen parties. The challenges to the FCC's rules generally sought to limit the types of entities affected by the new requirements, or sought to limit the level of advanced 911 service to be provided by wireless carriers. The FCC has issued no decision disposing of the challenges.
Finally, covered SMR providers are currently required to offer number portability to customers by 1999. Several trade associations and SMR licensees have petitioned the FCC to reconsider its definition of covered SMR provider to limit the number of entities affected. The FCC has yet to act on these petitions.

    States are generally prohibited from regulating rates and entry requirements for mobile communications providers and will be preempted from regulating rates and entry for CMRS providers. However, several states, some of which have jurisdiction over portions of the Company's footprint, have petitioned the FCC to regulate CMRS entry and rates. In May 1995, the FCC denied these petitions; however, four of the states have appealed the FCC's decision. Those states do not include Arizona, which also requested, but was denied authority to regulate CMRS entry and rates. No other states in the Company's footprint sought this regulatory authority.

    In early 1996, the President signed the Telecommunications Act of 1996 (the "Act") which imposes sweeping reform of telecommunications policy. Although the majority of the Act's measures will directly affect large common carriers, cable and broadcast operators, and internet service providers, many of the Act's provisions will have an effect upon the CMRS providers, including the Company. In particular, the Act may: require CMRS providers to offer access to telephone toll services; require the Company to contribute to a universal service fund; require local exchange (telephone) carriers ("LECs") to establish reciprocal compensation arrangements for CMRS providers for the origination and termination of calls; and require the Company to ensure that its equipment is accessible to persons with disabilities. All of these provisions of the Act which may have an effect upon the Company will be the subject of FCC rule making proceedings. The FCC has been granted authority to forbear some of these requirements where appropriate. Accordingly, it is currently difficult to predict if and how the provisions of the Act will impact the Company.

    THE COMPANY'S LICENSES.  The Company currently holds FCC licenses to use
SMR channels and has entered into management agreements with respect to other SMR licenses. Each of the Company's licenses, and the licenses issued to entities with whom it has a management agreement, are subject to renewal, and there can be no assurance that those licenses will be renewed upon the expiration of their current license terms. Each license may also be revoked for cause, although both non-renewal and revocation are generally rare for reasons other than failure to meet regulatory requirements governing construction and continuation in operation. The Company has management agreements with some licensees of the managed SMR channels to use the channels associated with their licenses in the Digital Mobile network. In the past, the FCC permitted the inclusion of managed channels in wide-area systems with the consent of the managed licensee.

    The FCC recently adopted several decisions concerning management agreements, which will require CMRS providers to use management agreements that meet criteria found acceptable for common carriers. The Company's existing management agreements likely do not meet those criteria. The Company has sought to assign these managed stations, where possible, to the Company or a wholly-owned subsidiary. To the extent that the Company must continue to rely on management agreements, there can be no assurance that the terms and structure of the agreements will continue to be accepted by the FCC, or remain in full force.

    In order to construct a Digital Mobile network the Company would require various additional licenses and approvals from the FCC. In the past, upon appropriate demonstration, the FCC permitted similarly situated companies extension of the normal one-year construction deadline, use of an "aggregate loading" concept, and, ultimately, permission to locate multiple low-power sites. The Company has requested authority to construct Digital Mobile networks in 11 discrete areas (Dallas-Fort Worth, San Antonio/Austin, El Paso, Midland-Odessa, Laredo, and Houston, Texas; South Texas; Albuquerque/Santa
Fe, New Mexico; Oklahoma City and Tulsa, Oklahoma; and southwest North
Dakota). In March 1995, the FCC took action on 7 of the Company's 11 requests in its processing of all backlogged applications in the 800 MHz SMR service. The FCC granted a majority of the frequencies and locations applied for in Dallas/Fort Worth, San Antonio/Austin, El Paso, Laredo,
Albuquerque/Santa Fe, South Texas and North Dakota. The FCC took no action on the remaining 4 requests, determining that they were not timely filed pursuant to a "freeze" on the acceptance of 800 MHz SMR applications.
Although the Company filed an appeal of the FCC's March 1995 action, the appeal was rendered moot by the FCC's October 1995 reprocessing of its March 1995 action on backlogged applications. By the October 1995 reprocessing, the FCC again took no action with respect to 4 of the Company's requests, determining again that the requests had not been timely filed. With respect to 6 of the 7 remaining requests, the FCC granted fewer frequencies at fewer sites in the October
1995 reprocessing than had been previously granted in March 1995. The FCC substantially granted the seventh request. The Company filed a timely appeal with respect to the 6 requests --asserting that the FCC's processing mechanism had failed to accurately process the applications. That appeal remains pending before the FCC.

    Regardless of the ultimate outcome of the Company's 11 requests, the Company still retains, in each of the 11 areas, the underlying authorizations or management contracts covering the analog operation of all frequencies and locations associated with the 11 requests. The FCC's action on these requests, whether positive or negative, does not remove or add to the Company's existing core channel base. Moreover, the FCC intends to conduct auctions of 800 MHz spectrum in the future. Therefore, if the FCC rejects one or both of the Company's appeals, the Company may be able to attain substantially the same objectives through the auction process that is expected to be conducted when the FCC relicenses 800 MHz SMR spectrum on a geographic basis.

    AUCTIONS.  To facilitate the licensing of the upper 10 MHz  block of 800
MHz SMR band, the FCC has adopted competitive bidding rules for the BEA licenses. The FCC will conduct simultaneous multiple round auctions in which all BEA licenses will be auctioned simultaneously. A simultaneous stopping rule will be employed which requires bidding to remain open on all licenses in an
auction until bidding stops on every license.   Accordingly, the auction will
close after one round passes in which no new valid bids are submitted. The FCC adopted the Milgrom-Wilson activity rule under which bidders are required to declare their maximum bidding eligibility in terms of activity units. Bidders are limited to bidding on licenses encompassing no more than the activity units covered by their upfront payments. The FCC will employ an upfront payment formula of $0.02 per activity unit, defined as the unencumbered population base for the BEA. The FCC will issue a public notice that will include a population calculation of each spectrum block in the BEA, using a formula that accounts for incumbents within the BEA. The same bidding procedures that were used for previous FCC auctions will be adopted which will allow bidders to submit bids electronically or via telephone. The withdrawal and default rules will be the same as those used in prior auctions, and the auctions will have the same regulatory safeguards in place to prevent collusion among applicants.

    The upper 10 MHz block of channels that will be licensed through the 800 Auctions are currently occupied by incumbent licensees. The FCC has adopted a two phase post-auction process for relocating incumbents who are not the ultimate BEA licensee. The first phase is a one-year period for voluntary negotiations. During this period, the BEA licensee and the incumbents may negotiate any mutually agreeable relocation agreement. Following the one-year voluntary relocation period there will be a two-year mandatory relocation process. As a precondition to mandatory relocation, however, BEA licensees must, within 90 days of the release of a public notice starting the voluntary negotiation period, notify incumbents of their intention to relocate them. An incumbent licensee who has been notified of intended relocation will be able to require that all BEA licensees affecting its channels negotiate with it together. During the two-year mandatory negotiation period, BEA licensees and incumbents must negotiate "in good faith." If no agreement is reached during the two-year mandatory negotiation period, the BEA licensee may request involuntary relocation. Involuntary relocation may occur if a BEA licensee can:
(1) guarantee payment of all costs of relocating the incumbent to a comparable site and coverage area; (2) complete all activities necessary for placing the new site and coverage area into operation; and (3) build and test the new system. Incumbent licensees in the upper 10 MHz block that are not relocated will not be able to expand their systems at will after wide area licensing has occurred. Instead, incumbent licensees will be permitted to make only modifications within their current coverage area.

    BEA licensees will have five years to construct their systems and will be required to provide coverage to one-third of the BEA population within three years of initial license grant and to two-thirds of the population by the end of the five-year construction period. In addition to the coverage requirement, BEA licensees must construct 50 percent of the total channels included in their spectrum blocks in at least one location in their BEA within three years of the license grant. Although there is no channel use requirement at the end of five years, BEA licensees are expected and required to maintain their compliance with the channel use requirement from the third year after license grant through the remainder of their construction period. Failure to meet any of the coverage or channel use requirements will result in forfeiture of the BEA license. Such forfeiture will not result in the loss of constructed facilities authorized to the licensee prior to the auction.

    The FCC recently auctioned the remaining 900 MHz spectrum throughout 51 Major Trading Areas ("MTAs"). The 900 Auction included 200 channels, each
12.5 KHz wide, in each MTA, for a total of 5 MHz. The 900 Auctions were conducted in a similar manner as that proposed for 800 MHz spectrum auctions, E.G. simultaneous multiple round auctions with simultaneous stopping rules, Milgrom-Wilson activity rules, anti-collusion prohibitions, and upfront payment requirements. The 900 MHz Auctions were different from the 800 MHz spectrum auctions, because, among other reasons, there is no post-auction requirement that auction winners negotiate to relocate incumbent 900 MHz licensees who may be currently operating in the MTA service area. Accordingly, any 900 MHz MTA license won through auction is subject to co-channel interference protection for the incumbent. MTA licensees must meet coverage requirements by serving at least one-third of the MTA population within three years of the initial MTA license granted, and two-thirds of the population within five years.

    PROVISION OF TELEPHONE TYPE SERVICES. The Communications Act and FCC rules grant SMR operators the right to provide their customers with interconnected mobile radio telephone services, thus enabling SMR subscribers to communicate with non-SMR subscribers at positions in the PSTN. In the past, SMR operators have not been permitted to profit from telephone interconnection, and costs incurred for the interconnection service must be passed through to subscribers without mark-up. Because the Company is regulated as a CMRS provider, it may profit from the resale of telephone service.

    In late 1996, the FCC adopted a decision permitting all CMRS licensees to offer fixed communications services on a primary basis. The FCC is still considering how to regulate those mobile service providers that ultimately use this flexibility to offer services that replicate local exchange service. Most CMRS service providers are also now permitted, subject to certain restrictions, to disaggregate and partition their spectrum holdings to other entities. In services where this flexibility is not currently permitted, the FCC is expected to adopt such permissive rules in due course. In general, CMRS regulation, with its permissive rules for spectrum transfer and resale of services, generally reduces the regulatory burdens of providing wireless communications services.

    As a CMRS provider, the Company is subject to requests by other carriers for physical interconnection to its communications network. Section 332 of the Communications Act requires the FCC to act upon any "reasonable request" for interconnection to a CMRS provider's network. The FCC has yet to complete its rule making proceeding in which it will adopt general policies for interconnection requests between CMRS providers. In August 1996, the FCC adopted rules outlining the relationship for CMRS providers that seek interconnection with local exchange carriers ("LECs"), generally concluding that CMRS providers seeking to provide telephone exchange service or exchange access are entitled to request interconnection with LECs under the provisions of section 251 of the Communications Act. The LEC must offer interconnection terms and conditions that are reasonable and nondiscriminatory. The FCC's newly-adopted interconnection policies have been challenged in federal court by numerous entities. Certain CMRS providers (including the Company) are also prohibited from unreasonably restricting resale of their services, and are currently required to offer "manual" roaming where feasible. The FCC has stated that it intends to sunset the resale and roaming requirements in approximately five years.

    OWNERSHIP. In the past, wireline carriers were ineligible to hold licenses for SMR channels. The FCC lifted that restriction in 1994. Accordingly, wireline carriers, many of which may have substantially greater resources than the Company, could more directly compete with the Company for SMR channels and the provision of SMR services.

    The Communications Act restricts foreign investment in and ownership of FCC licensees classified as common carriers. Among other things, foreign corporations may not own more than 20% of a common carrier licensee directly or more than 25% of the parent of a common carrier. The FCC has authority to waive the 25% limit if the public interest would be served. The FCC also has the authority, subject to certain limitations, to grandfather foreign ownership existing on May 24, 1993, for companies such as the Company that were formerly regulated as private carriers but are now considered CMRS providers. Accordingly, the Company requested that the FCC grandfather its level of foreign ownership at that time, which was 100%. In June 1995, the FCC granted the Company's request, waiving the Company's foreign ownership and extending the waiver to additional licenses acquired by the Company until August 10, 1996. Several parties have filed petitions for reconsideration of the FCC's decision, asserting that the waiver of foreign ownership should extend beyond 1996. Those petitions remain pending before the FCC. The Company's level of foreign ownership has substantially decreased as a result of its initial public offering and the voluntary liquidation of its former, indirect foreign parent in June 1994. Both

Congress and the FCC are evaluating legislative and regulatory changes, respectively, that would eliminate or liberalize foreign ownership restrictions.

    STATE REGULATION. State and local governments may exercise their traditional regulatory powers (E.G., health, safety and consumer protection) over SMR systems. The Communications Act generally prohibits states from regulating rates and entry requirements for mobile communications providers. States are, however, allowed to continue regulating intrastate provision of mobile communications services if they receive approval from the FCC. Several states, including Arizona where the Company currently does business, sought approval from the FCC. In May 1995, the FCC denied all these request; however, four of the states have appealed the FCC's decision. Those states do not include Arizona, which also requested, but was denied authority to regulate CMRS entry and rates. No other states in the Company's footprint sought this regulatory authority.

    TEXAS STATE REGULATORY EFFORTS. Effective September 1, 1995, the State of Texas created the Telecommunications Infrastructure Fund ("TIF") and directed the Texas Comptroller of Public Accounts ("Comptroller") to assess and collect a total annual amount of $75 million from telecommunications utilities and a total annual amount of $75 million from commercial mobile service providers. The stated purpose of the TIF is to finance, among other things, programs to provide telecommunications equipment for education, libraries, and telemedicine services, as well as related training and materials. The underlying statute provides that a "commercial mobile service provider" means a provider of the commercial mobile service under the Communications Act. Because of the separate assessments, the portion of the TIF payable by each commercial mobile service provider would be equal to the ratio that the annual taxable telecommunications receipts reported by that provider under state sales tax laws bear to the total annual taxable telecommunications receipts reported by all commercial mobile service providers. In January 1996, however, a Texas state judge ruled that the resulting higher tax rate for commercial mobile service providers violated the state constitution and that all providers would pay the lower rate, estimated at approximately 1.36% of Texas revenues. In addition, the Company filed a Petition for Declaratory Ruling with the Federal Communications Commission seeking a ruling that federal law preempts the assessment of the fee by the state of Texas through the TIF. The FCC has not yet acted upon the petition and may decide in a manner which is unfavorable to the Company. The definition of commercial service provider includes, beginning in August 1996, the Company for purposes of the TIF and accordingly, the Company began remitting the TIF in August 1996. The TIF cannot be charged to a customer as a state tax or fee, but can be represented as a reimbursement and, as such, collected from the customer.

    REGULATION OF OTHER SERVICES. Regulation of the Company's private paging, telemetry and microwave services is significantly less complex and less dynamic than the regulation of its SMR operations. The Company must comply with certain construction and operational requirements, but, in general, these requirements do not impede the Company's continued provision of these services. Like SMR, FCC regulations generally preempt state and local government rate or entry regulations.

    REGULATION OF RADIO TOWERS. The FCC and the FAA regulate radio towers with respect to geographic location, height, construction standards, and tower maintenance. Failure to maintain radio towers in compliance with these regulations can result in penalties to the tower owner or operator. Of particular importance is compliance with lighting and painting requirements. In 1996, the FCC adopted rules requiring tower owners to register antenna structures with the FCC. These new rules generally shift responsibility from the FCC licensee to the tower owner. The rules provide for a phased-in registration process, depending on the state where the tower is located. The Company believes each tower it owns or operates is in material compliance with applicable regulations. The Company maintains appropriate liability insurance to protect it from third party claims that may be made against it with respect to tower ownership or operation.

    Section 704 of the Telecommunications Act of 1996 now prohibits state and local governments from unreasonably restricting the placement of antenna structures for personal wireless service facilities. The Act establishes factors to determine whether a state of locality has exceeded its authority in limiting the ability of a carrier to construct an antenna structure. The Act also details the minimum procedures that local zoning authorities must follow in order to deny a carrier's request to site an antenna structure. To further the objectives of the Act, the FCC recently established a task force for antenna placement issues and has recently sent inquiries to various localities concerning their restrictive policies on antenna siting.

HISTORY.

    On January 16, 1996, Pittencrieff Communications, Inc., a Texas corporation ("Old PCI"), merged with and into PCI, with PCI being the surviving corporation, for the purpose of changing the state of domicile of Old PCI from Texas to Delaware (the "Reincorporation"). Unless the context otherwise requires, references in this Report to "PCI" or the "Company" mean (i) after the Reincorporation, Pittencrieff Communications, a Delaware corporation, and its subsidiaries and (ii) before the Reincorporation, Old PCI and its subsidiaries.

ITEM 2.   PROPERTIES.

    The Company's corporate offices occupy approximately 45,000 square feet of a leased building in Abilene, Texas. The Company has entered into a 10-year lease for its corporate offices which expires in 2004.

    The Company's other property and equipment include FCC licenses, land, and buildings for its 504 SMR systems; 23 sales and service operations (19 of which are in leased buildings); communications equipment; leased space on approximately 465 communications towers; 32 paging systems; approximately 1,794 two-way rental radio units; and 34 microwave systems.

    In January 1995, the Company sold the majority of its 125 communication towers for total consideration of $15.1 million (the "Tower Sale"). In connection with the sale, the Company agreed to an initial eight-year lease of space on the towers that the Company currently utilizes for its own SMR services.

    Leasing a tower is generally more economical for the Company than owning it. A typical tower lease runs for 1-10 years, with options to renew. In most cases, after the initial term has expired, the contract authorizes continued use on a month-to-month basis. Most contracts have a termination period of 60-90 days by the Company or the tower owner except for the eight-year lease of space on towers formerly owned by the Company. Although the Company leases some towers under oral agreements as the standard means of doing business with particular owners, the Company has not been advised of any intention to terminate any of these oral leases.

    The Company currently purchases its SMR equipment, including the radio units it sells or leases to its subscribers, from Kenwood Services Corp., Uniden Corporation, E.F. Johnson Company, Inc., Ericsson, and Motorola. Equipment is also available from other suppliers. The Company's main supplier is Kenwood; the Kenwood product line is compatible with the E.F. Johnson trunked switching format, one of the major trunking formats available for analog SMR systems. The Company uses other major trunking formats, Ericsson and Motorola, for subscribers in some of its markets. Although this equipment is not compatible with the E.F. Johnson format, the Company is generally able to provide the same level and extent of coverage with the Ericsson/General Electric format. The Company's use of the Motorola format is, however, more limited. In addition, the Ericsson equipment and the Motorola equipment can be converted to the E.F. Johnson format. The Company does not believe the inability to obtain SMR equipment from any one of its existing suppliers, for any reason, would seriously affect its operations since compatible products are available from other manufacturers.

ITEM 3.  LEGAL PROCEEDINGS.

    From time to time the Company is a party to various legal proceedings arising in the ordinary course of business. The Company is not currently a party to any material legal proceedings and is not aware of any legal proceedings threatened against it that individually or in the aggregate would have a material adverse effect on its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    The Company held its Annual Meeting of Stockholders ("Annual Meeting") on October 30, 1996. At the Annual Meeting, the stockholders elected seven existing directors and one new director to serve until the next annual meeting of stockholders. Of the 18,607,430 shares of PCI Common Stock present at the Annual Meeting in person or by proxy, the following table shows the votes cast for and against each nominee for director:

NOMINEE                     VOTES FOR NOMINEE   VOTES AGAINST NOMINEE
-----------------------     -----------------   ---------------------
Lance C. Cawley                 18,223,982             383,448
Warren D. Harkins               17,527,622           1,079,808
Dale N. Hatfield                18,235,552             371,878
Donald S. Heaton                18,178,752             428,678
Herbert T. Hensley              18,178,252             429,178
James P. Hynes                  18,179,552             427,878
William C. Kennedy, Jr.         18,235,552             371,878
C. G. Whitten                   18,234,999             372,431

    The stockholders also approved and ratified the Pittencrieff
Communications, Inc. 1996 Stock Option Plan ("1996 Option Plan"), which provides for the grant of options to eligible employees and directors to purchase up to 1,000,000 shares of PCI Common Stock, and the Pittencrieff Communications, Inc. 1996 Non-Employee Director Stock Option Plan ("1996 Non-Employee Director Plan"), which provides for the grant of options to non-employee directors pursuant to specified formulas to purchase up to 90,000 shares of PCI Common Stock. The following table shows the votes cast for and against, abstentions, and broker non-votes for these two proposals:

    PROPOSAL           VOTES FOR   VOTES AGAINST   ABSTENTIONS  BROKER NON-VOTES
    --------          ----------   -------------   -----------  ----------------
  1996 Stock
  Option Plan         16,512,542     2,014,748        56,139        24,001

  1996 Non-Employee
  Director Plan       16,682,596     1,337,364       563,469        24,001


                                       PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The PCI Common Stock trades on The Nasdaq Stock Market ("Nasdaq") under the symbol "PITC." The following table sets forth, on a per share basis for the periods indicated, the high and low sale prices for the PCI Common Stock as reported by Nasdaq.

                                                    Price Range
                                                 High         Low
                                                ------       ------
    FISCAL YEAR 1995
      First Quarter                             $6 1/4       $3 3/4
      Second Quarter                             7            4 1/8
      Third Quarter                              6 1/4        4 5/16
      Fourth Quarter                             4 5/8        3 1/8

    FISCAL YEAR 1996
      First Quarter                              5 1/2        3 3/8
      Second Quarter                             8 15/16      4 3/4
      Third Quarter                              6 13/16      3 5/8
      Fourth Quarter                             5 1/2        3 3/8

    FISCAL YEAR 1997
      First Quarter (through March 17, 1997)     4 7/16       3 3/8

    On March 17, 1997, the closing sale price of the PCI Common Stock as reported by Nasdaq was $3 1/2 per share. As of February 28, 1997, there were 965 holders of record of the PCI Common Stock.

    The Company has never declared or paid any cash dividends on its PCI Common Stock since its inception. The Company's board of directors does not anticipate payment of any cash dividends in the foreseeable future and intends to continue its present policy of retaining earnings for reinvestment in the operations of the Company. The Company's long-term bank credit facility restricts the payment of dividends under certain circumstances.

ITEM 6.  SELECTED FINANCIAL DATA.

    The selected historical financial data presented below has been derived from the consolidated financial statements of the Company. The selected financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and related notes included elsewhere in this Report.

                                                                              YEAR ENDED DECEMBER 31,
                                                            -----------------------------------------------------------
                                                             1992         1993         1994         1995         1996
                                                            -------     --------     --------     --------     --------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
STATEMENT OF OPERATIONS DATA:
  Revenues:
    Radio services........................................  $ 8,107     $ 15,121     $ 19,722     $ 20,895     $ 22,220
    Rental income.........................................    3,396        3,686        3,096        2,708        1,871
    Equipment and parts sales.............................    5,061        9,272        9,811       12,454       11,939
                                                            -------     --------     --------     --------     --------
Total revenues............................................   16,564       28,079       32,629       36,057       36,030
  Costs and expenses:
    Cost of operations....................................    9,492       13,272       17,022       17,706       18,235
    Cost of equipment and parts sales.....................    3,070        6,357        8,330        9,923       10,341
    General and administrative expenses...................      989        3,748       10,159        7,827        7,649
    Depreciation and amortization.........................    1,858        3,053        6,524        7,941        9,708
                                                            -------     --------     --------     --------     --------
Operating income (loss)...................................    1,155        1,649       (9,406)      (7,340)      (9,903)
Other income (expense)....................................       44        1,828          270          518        1,323
Reorganization expense....................................       --          593        4,189           --           --
Interest expense to affiliate.............................    2,513           --           --           --           --
Interest expense, nonaffiliate............................      382          417        1,497        2,578        3,293
                                                            -------     --------     --------     --------     --------
Income (loss) before income taxes.........................   (1,696)       2,467      (14,822)      (9,400)     (11,873)
Income tax expense (benefit)..............................     (626)       1,077       (4,207)      (3,656)      (4,410)
                                                            -------     --------     --------     --------     --------
Net income (loss).........................................  $(1,070)    $  1,390     $(10,615)    $ (5,744)    $ (7,463)
                                                            -------     --------     --------     --------     --------
                                                            -------     --------     --------     --------     --------
Net income (loss) per common share and share equivalent...  $ (0.17)    $   0.15     $  (0.89)    $  (0.41)    $  (0.29)
                                                            -------     --------     --------     --------     --------
                                                            -------     --------     --------     --------     --------
Weighted average number of shares and share
 equivalents outstanding..................................    6,367        9,043       11,910       14,055       25,623
                                                            -------     --------     --------     --------     --------
                                                            -------     --------     --------     --------     --------

                                                                                    DECEMBER 31,
                                                            -----------------------------------------------------------
                                                             1992         1993         1994         1995         1996
                                                            -------     --------     --------     --------     --------
BALANCE SHEET DATA:
Working capital (deficit).................................    2,390       39,958       (6,798)       2,717        5,298
Property and equipment, net...............................   23,141       32,358       43,606       41,207       38,494
Total assets..............................................   46,787      106,148      122,992      119,892      185,503
Current portion of long-term debt.........................      950          943        1,319        2,276        1,853
Long-term debt and inter-company payable to affiliate.....   34,561           --           --           --           --
Other long-term debt and finance obligation, excluding
 current portion..........................................    1,468        2,040        2,574       13,596       12,125
Stockholders' equity (deficit)(1).........................     (734)      93,586       96,612       95,790      152,384

-------------------
(1)  No cash dividends have been declared or paid by the Company.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The following discussion should be read in conjunction with the Company's consolidated financial statements appearing elsewhere in this Report.

OVERVIEW

    The Company derives its revenues primarily from access and airtime charges for SMR system usage, equipment service, sales of communications equipment, radio leasing, paging, and microwave services. Historically, access and airtime charges for SMR system usage have been the most significant sources of revenues for the Company. The Company's strategy is to improve average revenues per subscriber unit and resulting profitability by focusing its marketing efforts on customized wireless solutions for businesses.

    Cost of operations includes the direct operating costs associated with providing wireless communications services, including costs of operating the Company's sales and service centers, tower rental, and telephone charges. Cost of equipment and parts sales includes the direct cost of goods and commissions associated with radio equipment sales. General and administrative expenses include operating costs of the Company's Abilene, Texas, headquarters, bad debt expense, and accounting, legal, and other professional fees.

    The Company's results of operations and financial condition reflect its rapid growth through acquisitions. As a result of the Company's acquisitions, revenues, operating expenses, and general and administrative expenses have increased markedly. Depreciation expense has increased consistent with the Company's acquisition and capital expenditures activity. Amortization of FCC licenses has also increased as the Company has expanded its portfolio of licenses in areas where additional spectrum is no longer available other than through acquisition.

    The Company's results of operations in 1995 were adversely impacted by a defective management information system which was implemented in mid-1994. The Company settled the dispute with the consulting firm that recommended and implemented the defective management information system. Effective November 1, 1995, the Company implemented a replacement management information system to correct the defects and during 1996 experienced significant operating and administrative efficiencies as a result of the new system.

    The Company has experienced significant growth as a result of its acquisitions and operating income and EBITDA increased as a percentage of total revenues from 1994 to 1995 but dropped from 1995 to 1996. EBITDA will continue to be affected by the additional cost of infrastructure required to operate rapidly expanding operations and the impact of a competitive pricing environment as the Company moved into larger markets where it does not command a dominant position. Operating income and EBITDA will continue to be affected by the Company's move toward less profitable acquisitions in exchange for channel positions in larger markets, which the Company deems critical to its future growth. The Company believes this trend will stabilize as it places less emphasis on growth through acquisition and concentrates its efforts on addition of new subscribers.

    The Company is aware of several known trends and uncertainties that may affect, favorably or unfavorably, its future financial position and operating results, including the pending merger with Nextel. The use of digital as opposed to analog technology is a trend in the SMR industry. Various proceedings involving proposed changes to SMR regulation are pending before the FCC or have recently been adopted. Due to the nature of these developments, the Company has insufficient information to accurately estimate the favorable or unfavorable effects, if any, of these developments on its financial position and operating results or resulting material changes in the revenue/cost relationships.

    The Company's goals are to continue its growth by using enhanced analog technologies, adding new subscribers by focusing on the channel positions acquired through the Transaction, acquiring other SMR operators in order to expand its footprint and continuing to improve its financial position. To achieve these goals, it will be necessary to obtain funding for capital expenditures and additional acquisitions from sources other than internally generated funds, such as proceeds of public or private offerings and new credit facilities.

RESULTS OF OPERATIONS

    The following table presents certain items derived from the Company's statements of operations as a percentage of total revenues for the periods indicated:

                                                  YEAR ENDED DECEMBER 31,
                                                 -------------------------
                                                 1994      1995      1996
                                                 -----     -----     -----
    Revenues:
      Radio services revenue................      60.4 %    58.0 %    61.7 %
      Rental income.........................       9.5       7.5       5.2
      Equipment and parts sales.............      30.1      34.5      33.1
                                                 -----     -----     -----
    Total revenues..........................     100.0     100.0     100.0

    Costs and expenses:
      Cost of operations....................      52.2      49.1      50.6
      Cost of equipment and parts sales.....      25.5      27.5      28.7
      General and administrative expenses...      31.1      21.7      21.2
      Depreciation and amortization.........      20.0      22.0      26.9
                                                 -----     -----     -----

    Operating loss..........................     (28.8)    (20.3)    (27.4)
    Other income (expense)..................       0.8       1.4       3.7
    Reorganization expense..................      12.8        --        --
    Interest expense........................       4.6       7.2       9.1
    Income tax benefit......................     (12.9)    (10.1)    (12.2)
                                                 -----     -----     -----

    Net loss................................     (32.5)%   (16.0)%   (20.6)%
                                                 -----     -----     -----
                                                 -----     -----     -----

    EBITDA(1)...............................      (8.8)%     1.7 %    (0.5)%
                                                 -----     -----     -----
                                                 -----     -----     -----
-------------------
(1) Earnings before interest, taxes, depreciation, amortization, reorganization expense, and other income (expense) (other income (expense) includes gain on sales of assets (net), interest income and other), or "EBITDA", is a commonly used measure of performance in the wireless communications industry and is a typical measure of performance in debt financing covenants. As used in this Report, EBITDA is not intended as either a substitute or replacement for operating income (as presented according to generally accepted accounting principles ("GAAP")) as a measure of the financial results of operations or for cash flows from operations (as presented according to GAAP).

    YEAR ENDED DECEMBER 31, 1996, COMPARED TO YEAR ENDED DECEMBER 31, 1995

    Total revenues for 1996 remained substantially unchanged at $36.0 million compared to $36.1 million in 1995. Increases in radio services revenue were offset by declines in equipment and parts sales and rental revenues. Equipment and parts sales decreased 4% from $12.5 million in 1995 to $11.9 million in 1996. The decrease was primarily due to the consolidation and closure of certain of the Company's sales and service centers. Rental revenues decreased by 31% from $2.7 million to $1.9 million during the period which reflects the continued decrease in the Company's emphasis on rental programs. Decreases in rental revenues and equipment and parts sales were offset by a $1.3 million increase in radio services revenue. This 6% increase for 1996 can be attributed to the additional subscribers acquired in the Transaction.

    Cost of operations during 1996, increased to $18.2 million, up 3% as compared with $17.8 million in 1995. This increase includes the cost of assimilating operations acquired in the Transaction but is offset by the savings associated with the consolidation and closure of certain of the Company's sales and service centers. Cost of equipment and parts sales increased from 80% of equipment and parts sales in 1995 to 87% in 1996 which reflects continued pricing competition in certain of the Company's markets, accruals for inventory obsolescence and a new commission program which also compensates sales personnel for additions to recurring revenues, thereby adding a component to commissions unrelated to equipment sales.

    General and administrative expenses in 1996 decreased 2% to $7.6 million compared with $7.8 million in 1995. This decrease is primarily attributable to improvement in bad debt experience as a result of the Company's new accounting system.

    EBITDA for 1996 was ($195,000), a 132% decline from 1995. This decline is principally due to the decreased profit margins on equipment and parts sales and increased costs of operations as a result of the added costs associated with the assimilation of operations acquired in the Transaction. ("EBITDA" is defined as earnings before interest, taxes, depreciation, amortization and other income (expense)).

    Depreciation and amortization expenses for 1996 increased to $9.7 million from $7.9 million during 1995. The increase is due to additions in property, equipment, licenses and goodwill resulting from acquisitions completed in 1996 coupled with approximately $6.4 million of capital expenditures in 1995 and $3.1 million in 1996.

    Other income (expense) includes interest expense, interest income and gains
on sales of assets   Interest expense increased 28% in 1996 to $3.3 million
principally as the result of accelerated amortization of debt discount associated with warrants issued in connection with the Company's revolving line of credit. The principal factor contributing to the $805,000 increase in other income in 1996 is $1.1 million in gain on sales of assets related to the sale of certain 2 GHz licenses.

    Income tax benefit for the years ended December 31, 1996 and 1995 reflects the Company's income taxes at combined U.S. federal and state tax rates.

    YEAR ENDED DECEMBER 31, 1995, COMPARED TO YEAR ENDED DECEMBER 31, 1994

    Total revenues in 1995 increased to $36.1 million from $32.6 million in 1994, an increase of 11%. This increase can be primarily attributed to the three acquisitions completed in 1995 and inclusion for the entire period of the eighteen acquisitions completed in 1994. Increases in revenue were primarily confined to equipment and parts sales and service related revenues. Rental revenue decreased by 13% from $3.1 million to $2.7 million during 1995, which reflects the absence of rental programs in acquired companies and a general decrease in the Company's emphasis on rental programs.

    Cost of operations during 1995 increased to $17.7 million, up 4% as compared with $17.0 million in 1994. This small increase reflects the continuing efficiencies gained through consolidation of operations acquired in the last half of 1994 and first quarter of 1995. Cost of operations as a percentage of revenues decreased from 52% in 1994 to 49% in 1995. Cost of equipment and parts as a percentage of equipment and parts sales also decreased from 85% in 1994 to 80% primarily as the result of inventory controls instituted in 1995 to offset the management information system's inability to properly account for inventory.

    General and administrative expenses in 1995 decreased to $7.8 million from $10.2 million in 1994. This 23% decrease can be attributed to the efficiencies in the Company's administrative processes which resulted in reduced staffing and support requirements. The Company also took steps to avoid the significant nonrecurring expenses experienced in 1994, such as costs associated with cancellation of pending acquisitions. Bad debt expense decreased from $1.4 million in 1994 to $898,000 in 1995 due to more aggressive collection and disconnect efforts.

    EBITDA in 1995 increased 121% over 1994 levels. This increase is principally due to the $3.4 million increase in revenue and reduced general and administrative expenses. ("EBITDA" is defined as earnings before interest, taxes, depreciation, amortization, reorganization expense and other income (expense)).

    Depreciation and amortization expense in 1995 increased to $7.9 million from $6.5 million in 1994, due to increases in property, equipment and licenses as a result of the acquisitions completed in 1994 and 1995, coupled with approximately $11.7 million of capital expenditures in 1994 and $6.4 million in 1995. Depreciation expense in 1995 also includes (i) a charge of $350,000 connected with a reserve established on the Company's pool of rental radios and pagers and (ii) $498,000 associated with the write-off of the balance of the Company's defective management information system that was replaced in November 1995.

    Other income (expense) includes interest expense, interest income, gains on sales of assets, and reorganization expense. The principal factor contributing to the $3.4 million decrease in other expense in 1995 compared to 1994 is the absence in 1995 of expenses related to the demerger from the Company's former indirect parent and the related exchange transaction incurred in 1994. The decrease in other income (expense) is mitigated by the $1.1 million increase in interest expense attributable to the Company's $10 million bridge loan facility which was repaid in April 1995 and its $14.8 million finance obligation related to the tower sale. The Company also experienced reductions in interest income as surplus funds were utilized for acquisitions.

    Income tax benefit for 1995 reflects the Company's income taxes at combined U.S. federal and state tax rates as if it filed a separate tax return. The 1994 income tax benefit differs from the combined U.S. federal and state tax rates due to the non-deductibility of certain expenses incurred in connection with the demerger and exchange.

LIQUIDITY AND CAPITAL RESOURCES

    CASH FLOWS FROM OPERATING ACTIVITIES

    The Company experienced negative cash flow from operating activities of $306,000 for the year ended December 31, 1996, compared with cash provided by operating activities of $1.4 million for the year ended December 31, 1995, and cash flow used in operations of $9.8 million in 1994. The decrease in operating cash flows from 1995 to 1996 can be attributed to the significant use of working capital in 1996 to reduce accounts payable and accrued liabilities which amounted to a $5.8 million net change between 1995 and 1996. The Company generated negative EBITDA of $195,000 for 1996 compared to EBITDA of $601,000 for the year ended December 31, 1995, and negative EBITDA of $2.9 million in the year ended December 31, 1994. Due to the rapid growth of the Company in the past, EBITDA has been insufficient to fund all of the Company's acquisitions, capital expenditures, and working capital requirements, and the Company was required to access alternative sources of financing as described below.

    CASH FLOWS FROM INVESTING ACTIVITIES

    During 1996, acquisition and capital expenditure activities were funded through third party short-term indebtedness and proceeds from the sale of assets. The Company invested $1.8 million in acquisitions and $3.1 million in capital expenditures during the year ended December 31, 1996. Capital expenditures include $1.6 million attributable to the Company's successful bids to acquire licenses in the 900 Auctions which were completed in 1996. Additionally, during this period, the Company sold certain of its 2 GHz licenses in Arizona pursuant to recent FCC auctions of PCS licenses for total consideration of $1.2 million and 70 900 MHz channels located in San Diego were sold for cash consideration of $9 million.

    In 1995, acquisition and capital expenditure activities were funded through internally generated cash flow, third party short-term indebtedness and proceeds from the sale of assets. During the year ended December 31, 1995, the Company invested $240,000 in acquisitions and $6.4 million in capital expenditures, including the cost of an improved management information system which became operational in November 1995. Additionally, the Company sold certain of its FCC licenses located in Las Vegas, Nevada for $2.5 million.

    CASH FLOWS FROM FINANCING ACTIVITIES

    During the year ended December 31, 1996, the Company utilized $7 million of its credit facility with Wells Fargo Bank (Texas), N.A. ("Wells Fargo"), formerly First Interstate Bank of Texas, N.A., to fund excess working capital and provide financing for acquisitions and the Company's participation in the 900 Auctions. The Company also utilized the proceeds from the sales of assets to pay down $5 million of the Wells Fargo credit facility.

    The sale and leaseback of a majority of the Company's communication towers in 1995 was accounted for by the financing method. Under this method the proceeds from the sale are treated as a finance obligation and the lease payments, exclusive of an interest portion, decrease the finance obligation. During 1995, other long-term debt and notes payable relates principally to a $500,000 short-term credit facility to fund excess working capital requirements and a $1 million demand note used to fund the Company's bid deposit for the 900 Auctions.

    CURRENT LIQUIDITY AND FUTURE CAPITAL NEEDS

    On December 31, 1996, the Company had cash and cash equivalents of approximately $4.6 million. The Company also had $15.6 million in long-term debt, notes payable, and a finance obligation at December 31, 1996. Third party indebtedness predominantly consisted of the Wells Fargo credit facility, various capital asset financings, the finance obligation related to the tower sale, and amounts due to sellers of acquired companies or assets. Although the Company provides for deferred income taxes on its financial accounting income, it has access to net operating loss carryforwards for tax purposes of approximately $32.8 million as of December 31, 1996, of which $17.7 million is subject to a limitation under Section 382 of the Internal Revenue Code of 1986. However, the available net operating losses are expected to defer the payment of federal income tax in 1997.

    In September 1996, the Company closed the transaction involving the sale of 70 900 MHz channels located in San Diego, California. The Company received cash proceeds of $9 million as a result of this sale. Based on available cash and cash flow from operations, the Company should not be cash constrained during the period leading up to the closing of the proposed merger with Nextel. In October 1996, the Company repaid $5 million on its line of credit with Wells Fargo and it is anticipated the Company will liquidate the balance of the line of credit prior to the closing of the proposed merger with Nextel.

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

    Prior to signing the Restated Agreement with Nextel, the Company recognized that in order to upgrade and expand its services, attract new subscribers and enhance its ability to expand its footprint in certain areas, the Company may incur capital expenditures to construct a network utilizing a channel compression technology. As an initial step towards this goal, the Company participated in the 900 Auctions conducted by the FCC. The 900 Auctions included 20 blocks of 10 channels each of 900 MHz licenses auctioned on a MTA basis. The Company was the successful bidder on 18 blocks located in four MTAs for a total consideration of $1.6 million. The licenses obtained in the 900 Auctions will provide additional capacity in certain areas of the Company's footprint. In November 1995, AMI's indirect parent, FMR Corp. ("FMR"), loaned the Company $1 million ("Auction Loan") for the bid deposit in order to participate in the 900 Auctions. The loan was structured as a demand note, bearing interest at the prime rate plus 2% and secured by a pledge of the capital stock of the Company's primary operating subsidiary, A&B Electronics Inc. ("A&B"), and substantially all of the assets of the Company, excluding accounts receivable and inventories.

    On January 16, 1996, the Company closed the Transaction with the AMI Parties. At that time, the Company entered into negotiations with FMR relative to a $20 million credit line. On January 31, 1996, the Company borrowed an addtional $1.5 million from FMR under the Auction Loan and the collateral was adjusted to include a pledge of the capital stock of the companies acquired and a security interest in the other assets acquired by PCI in the Transaction.

    In March 1996, FMR agreed to make available a letter or letters of credit ("LC") in the aggregate amount of up to $10 million for the purpose of securing a revolving line of credit with Wells Fargo ("Revolving Loan"). The initial line of credit is for $10 million and the proceeds, $7 million of which have been advanced, were used for acquisitions, including the 900 Auctions, and working capital. The Revolving Loan was closed on March 18, 1996, and the inital draw of $5 million was used to repay the $2.5 million Auction Loan and a $500,000 working capital line with another bank, and the balance was made available for working capital. FMR retained the collateral it received for the Auction Loan and, additionally, the Company has pledged its accounts receivable and inventories. The Company, FMR, and Wells Fargo also entered into a tri-party agreement contemporaneous with the Revolving Loan, which provides that FMR, upon five day's notice to Wells Fargo, can purchase the Revolving Loan at its principal balance plus accrued interest and any unpaid fees or expenses outstanding. FMR will then succeed to any rights as secured lender held by Wells Fargo on the date of purchase. Upon the occurrence of an event of default, as defined in the Revoling Loan, FMR will have ten business days within which to exercise its right to purchase the Revolving Loan or cure or remedy the event of default before Wells Fargo will draw against the LC. The

Revolving Loan has an initial term of one year, bears interest at LIBOR plus 1.5% (or Wells Fargo's prime rate), and is secured by the LC. As consideration for pledging the LC, the Company issued warrants to FMR ("FMR Warrants") for the purchase of 500,000 shares of PCI Common Stock. The FMR Warrants have a term of ten years from issuance and were issued in two equal tranches. Warrants to purchase 250,000 shares were issued upon closing of the Revolving Loan at an exercise price of $4.50 per share. In September 1996, the Company issued warrants to purchase an additional 250,000 shares at an exercise price of $4.73 per share. The Company anticipates renewing the Revolving Loan when it matures in March 1997; however, any amount outstanding just prior to the closing of the pending merger with Nextel will be repaid in full.

    Pursuant to the Restated Agreement entered into with Nextel, the Company will become a wholly-owned subsidiary of a large public company. As a result of this contemplated merger transaction, there should be no requirement for the expenditure of funds for major capital projects or participation in any future FCC spectrum auctions. However, there can be no assurance that the proposed Nextel transaction will be consummated and, if not, the Company would be faced with significant capital outlays in order to participate in the FCC's other spectrum auctions and to implement an enhanced channel compression technology. In such an event, the Company's financial resources would not be sufficient to undertake projects of this magnitude. At present, other than the debt financing arrangements that are currently in place as described herein, the Company has no commitments with any third parties to obtain any additional debt or equity financing that would be required. In the event new financing could not be obtained on a timely basis, management's plans may include the sale of assets and cost reductions. Results of operations for 1997 could be adversely impacted if the Company was required to implement such plans.

INFLATION

    The Company believes that inflation affects the Company's business to no greater extent than the general economy.

RECENT AUTHORITATIVE PRONOUNCEMENTS

    No recent authoritative pronouncements have been issued which the Company has not adopted and which are expected to have a material effect on the Company's consolidated financial statements and related disclosures.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

    This Report includes "forward-looking statements" as that phrase is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). All statements other than statements of historical or current facts, including, without limitation, statements under the foregoing "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" sections regarding the Company's financial position, business strategy, and plans and objectives of management of the Company for future operations, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the Company's expectations. Such risks and uncertainties include, without limitation, fluctuations in demand, loss of subscribers, the quality and price of similar or comparable wireless communications services, regulatory delays, termination of proposed transactions, access to sources of capital, and general economic conditions in the Southwest and the United States.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    The consolidated financial statements and schedules of the Company as of December 31, 1995 and 1996, and for each of the years in the three-year period ended December 31, 1996, are included as part of this report beginning on Page F-1 hereof.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable.

                                       PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The directors and executive officers of the Company are as follows:

        NAME                 AGE                     POSITION
----------------------       ---        ----------------------------------
Warren D. Harkins             44        Chairman of the Board, President,
                                          and Chief Executive Officer

C. G. Whitten                 71        Director, Senior Vice President,
                                          General Counsel, and Secretary

Dale E. Harkins               43        Senior Vice President -- Business
                                          Development

Thomas R. Modisett            47        Chief Financial Officer, Vice
                                          President -- Finance, Treasurer,
                                          and Assistant Secretary

Bradley B. Waldrip            34        Vice President -- Operations

Lance C. Cawley               38        Director

Dale N. Hatfield              59        Director

Donald S. Heaton              50        Director

Herbert T. Hensley            57        Director

James P. Hynes                49        Director

William C. Kennedy, Jr.       57        Director

    Set forth below is a description of the backgrounds of each of the directors and executive officers of the Company.

    WARREN D. HARKINS was elected to the board of directors and became
President and Chief Executive Officer of the Company in April 1994 and was elected Chairman of the Board in August 1994. He was first elected a Vice President of PCI in January 1991, most recently as Vice President -- Corporate Development, and served as President of the Company for approximately one year before the management team was restructured in March 1993 in connection with the Company's initial public offering. He has served as President of A&B since 1986 and in other executive capacities at A&B since 1982. He previously served in the U.S. Air Force and is currently a Major in the Air Force Reserve. He received a Master of Public Administration degree from Golden Gate University and a Bachelor of Arts degree from the University of Oklahoma. Mr. Harkins is the brother of Dale Harkins.

    C. G. WHITTEN became Senior Vice President, General Counsel, and Secretary in April 1994 and was elected to the board of directors in June 1994. Mr. Whitten has been the Company's in-house general counsel since July 1992 and has previously served in various official capacities with the Company, including Assistant Secretary since May 1993. Prior to joining PCI, Mr. Whitten was a partner in the Abilene law firm of Whitten, Hacker, Hagin, Anderson & Rucker, P.C., and represented PCI, Ukatex, and PLC. Mr. Whitten is a fellow of the Texas Bar Foundation and the American Bar Foundation and a past director of the State Bar of Texas. He has a Bachelor of Laws degree and a Bachelor of Arts degree in Government from the University of Texas. Mr. Whitten is also a director of Independent Bankshares, Inc., a bank holding company traded on the American Stock Exchange.

    DALE E. HARKINS became Senior Vice President -- Business Development in February 1996 and previously served as Chief Operating Officer and Vice President -- Operations since February 1994 and as Technical Manager since October 1990. He has been a Vice President of A&B for the last seven years and has served in executive capacities at A&B since 1977. Mr. Harkins is responsible for new technology development, FCC licensing and liaison, and acquisitions. Mr. Harkins has 25 years of experience in the communications industry. He received his technical training in radio while serving as a radio technician in the U.S. Army. Mr. Harkins is the brother of Warren Harkins.

    THOMAS R. MODISETT has been the Chief Financial Officer, Vice President -- Finance, and Treasurer, and Assistant Secretary of the Company since May 1995. Mr. Modisett was the Company's Controller from November 1991 until February 1996 and has served in other financial positions with the Company since June 1991. Mr. Modisett is a certified public accountant with 26 years of financial and managerial experience, including management positions with several energy and ranching companies. His immediate past experience consists of three years as the Finance Director of Y.O. Ranch in Kerrville, Texas. He has a Bachelor of Business Administration degree from the University of Texas.

    BRADLEY B. WALDRIP became Vice President -- Operations in May 1995 and was designated an executive officer in February 1996. Mr. Waldrip has been Operations Manager of the Company since May 1994 and served in various operational management capacities at A&B since 1988. He is responsible for the operations of the Company, including sales, construction and operation of all site equipment. Mr. Waldrip has 16 years experience in the communications industry and received his technical and business management training from Odessa College.

    LANCE C. CAWLEY has served as a director since October 1996. Mr. Cawley joined Fidelity Capital's Telecommunications and Technology group as Vice President in April 1996. Prior to joining Fidelity, Mr. Cawley served as Vice President and Chief Financial Officer of GO Communications Corporation ("GO") since its inception. GO was formed to develop PCS licenses being auctioned by the FCC for small businesses. Mr. Cawley also worked as Vice President of Schelle Cellular Group and American Personal Communications where he supported that Company's startup wireless ventures (i.e., PCS, cellular, paging, and radio) and merger and acquisition activities. Prior to Schelle Cellular Group, Mr. Cawley worked in the commercial banking industry specializing in communications lending and related activities. Mr. Cawley received a B.S. in Business Administration from Washington & Lee University and a M.B.A. from Loyola College.

    DALE N. HATFIELD has served as a director of the Company since June 1993. Mr. Hatfield is the Chief Executive Officer of Hatfield Associates, Inc., a telecommunications/SMR consulting firm. He is currently an adjunct professor in the interdisciplinary telecommunications program at the University of Colorado at Boulder. He is a former Deputy Assistant Secretary of Commerce for Communications and Information. Mr. Hatfield previously served as Deputy Administrator of the NTIA and Chief of the FCC's Office of Plans and Policy. He has a Master of Science degree in Industrial Management from Purdue University and a Bachelor of Science in Electrical Engineering from Case Institute of Technology. Mr. Hatfield is a director of Datamarine International, Inc., which is publicly traded on Nasdaq.

    DONALD S. HEATON has been a director of the Company since January 1996. Since April 1991, he has been Vice President and Chief Financial Officer of Fidelity Capital's Telecommunications & Technology Group and an officer and director of several other Fidelity Capital companies including a Vice President and Controller of AMI. Prior to joining Fidelity Capital in 1990 as Vice President of Corporate Planning, Mr. Heaton was employed for 11 years by Cabot Corporation and served as Corporate Controller and Chief Accounting Officer from 1986 through 1990. He is a certified public accountant and has a Masters in Business Administration and Bachelor of Science degree from Boston University.

    HERBERT T. HENSLEY has served as a director of the Company since June 1993 and as nonexecutive Chairman of the Board on an interim basis from June 1994 until August 1994. From December 1984 until his retirement in October 1996, Mr. Hensley served as the Chairman of the Board of DATA RACE, Inc. (a public company traded on Nasdaq) and previously served as its President and Chief Executive Officer. DATA RACE, Inc., is a leading manufacturer of high speed data/fax modems for portable computers and statistical multiplexers. He was previously employed for 15 years by Datapoint Corporation (a public company traded on the New York Stock Exchange), where his positions included Vice President of International Operations.

    JAMES P. HYNES has been director of the Company since January 1996. He is a Managing Director of Fidelity Capital directing its business development and investments in the areas of telecommunications and technology. Since 1990, he has been Chief Executive Officer of AMI and is currently Chairman of the Board of COLT Telecom Group plc, a public telecommunications operator in the United Kingdom. Prior to joining Fidelity Capital in 1989, Mr. Hynes was a Vice President and a division executive with Chase Manhattan Bank.

    WILLIAM C. KENNEDY, JR. has served as a director of the Company since June 1993. Since April 1992, Mr. Kennedy has been the Chairman of HighwayMaster Communications, Inc. (a public company traded on Nasdaq), which provides tracking, voice, and data communication to the long-haul trucking industry. He served as its Chief Executive Officer from April 1992 until January 1995. He was also the Chairman, President, and Chief Executive Officer of By-Word Technologies, Inc., a company engaged in the engineering and manufacturing of voice recognition products, from January 1988 until February 1995. Previously, Mr. Kennedy founded Instacom, Inc., which provided computerized money transfer services for trucking companies and their drivers, and served as the Chairman of Comdata Network, Inc., after its merger with Instacom.

    The Company's board of directors is currently composed of eight directors, two of whom are employees of the Company and six of whom are not employees of the Company. Messrs. Cawley, Hynes and Heaton currently serve as AMI's designees to the Board of Directors pursuant to the Company's By-Laws. All of the current directors serve until the next annual stockholders' meeting or until their successors have been duly elected and qualified.

ITEM 11.  EXECUTIVE COMPENSATION.

    The following table summarizes the compensation paid to the Company's chief executive officer and its three other most highly compensated executive officers for services rendered in all capacities to the Company during 1994, 1995, and 1996:

                         SUMMARY COMPENSATION TABLE

                                                                               Securities
                                                                Other Annual   Underlying    All Other
    Name and                            Salary       Bonus      Compensation     Options    Compensation
Principal Position           Year        ($)          ($)          ($)(1)          (#)        ($)(2)(3)
------------------           ----      -------    -----------   ------------   ----------   ------------
Warren D. Harkins (4)        1994      136,154         --              --         100,000       2,043
  President and              1995      150,000     96,803 (5)          --              --          --
  Chief Executive Officer    1996      150,000    104,254 (6)          --          41,729         958

C. G. Whitten                1994      130,000         --              --          90,000          --
  Senior Vice President,     1995      130,000     60,580 (5)          --              --          --
  General Counsel and        1996      130,000     65,240 (6)          --          41,730          --
  Secretary

Dale E. Harkins              1994      118,211         --              --          80,000       1,505
  Senior Vice President --   1995      125,000     66,513 (5)          --              --       1,308
  Business Development       1996      125,000     71,631 (6)          --          41,729       1,513

Thomas R. Modisett           1994       97,654         --              --          80,000          --
  Vice President --          1995      118,769     68,997 (5)          --              --          --
  Finance and Chief          1996      125,000     74,307 (6)          --          41,729          --
  Financial Officer,
  Treasurer, and
  Assistant Secretary

Bradley B. Waldrip           1994       82,303         --              --          30,000          --
  Vice President --          1995       95,592     30,036 (5)          --              --          --
  Operations                 1996      102,023     29,826 (6)          --          41,731          --

-------------------
(1) Certain of the Company's executive officers receive personal benefits in addition to salary and cash bonuses. The aggregate amount of the personal benefits, however, does not exceed the lesser of $50,000 or 10% of the total of the annual salary and bonus reported for the named executive officer.

(2) These amounts were paid on behalf of the listed executive officers for term life insurance policies.

(3)  No restricted stock has been awarded to the listed executive officers.

(4) Mr. Harkins was elected President and Chief Executive Officer of the Company in April 1994.

(5)  1995 Bonus paid in 1996.  See "Certain Relationships and Related
     Transactions."

(6)  1996 Bonus paid in 1997.  See "Certain Relationships and Related
     Transactions."

OPTION GRANTS IN LAST FISCAL YEAR

The following table represents the options granted to the named executive officers during 1996 and the value of such options:

                    OPTION GRANTS IN LAST FISCAL YEAR

                                           INDIVIDUAL GRANTS                           POTENTIAL REALIZABLE
                         ----------------------------------------------------------   VALUE AT ASSUMED ANNUAL
                            NUMBER OF       % OF              EXERCISE                   RATES OF STOCK PRICE
                           SECURITIES   TOTAL OPTIONS        OR BASE                   APPRECIATION FOR OPTION
                           UNDERLYING     GRANTED TO         PRICE                              TERM(3)
                            OPTIONS      EMPLOYEES IN        ($/SH)      EXPIRATION   ------------------------
        NAME             GRANTED(#)(1)    FISCAL YEAR          (2)          DATE        5%($)          10%($)
----------------------   -------------    -------------     ---------    ----------   ---------       --------
Warren D. Harkins.....       41,729            17%            $4.50       2/22/02      $252,000       $333,000
C. G. Whitten.........       41,730            17%            $4.50       2/22/02      $252,000       $333,000
Dale E. Harkins.......       41,729            17%            $4.50       2/22/02      $252,000       $333,000
Thomas R. Modisett....       41,729            17%            $4.50       2/22/02      $252,000       $333,000
Bradley B. Waldrip....       41,731            17%            $4.50       2/22/02      $252,000       $333,000

-------------------
  (1) The options may be exercised in annual installments of 25% beginning one year from the date of grant.

  (2) Equal to the fair market value of the PCI Common Stock on the date of grant.

  (3) Calculated based on the fair market value of the PCI Common Stock on the date of grant. The amounts represent only certain assumed rates of appreciation. Actual gains, if any, on stock option exercises and PCI Common Stock holdings cannot be predicted, and there can be no assurance that the gains set forth in the table will be achieved.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The Compensation Committee of the Board of Directors is responsible for determining executive compensation, including decisions related to stock option grants to executive officers. In 1996, the Compensation Committee was composed of the Company's independent directors, Messrs. Hatfield, Hensley, Hynes, and Kennedy. None of Messrs. Hatfield, Hensley, Hynes, and Kennedy are officers or employees of the Company.

EMPLOYMENT AND CHANGE OF CONTROL AGREEMENT

    The Company has entered into separate employment agreements with Messrs. Warren Harkins, Whitten, Dale Harkins, Modisett, and Waldrip, each effective February 22, 1996, for a term of two years. The agreements provide for each individual to serve in his current offices and in other offices as may from time to time be agreed. The agreements include provisions prohibiting each officer from competing with the Company during the term of his employment and for a period of one year thereafter for Messrs. Whitten, Modisett, and Waldrip and two years thereafter for Messrs. Warren Harkins and Dale Harkins.

    Each individual is eligible for annual bonuses which will be determined by the Compensation Committee based on the achievement of certain established goals relating to the performance of the Company. The employment of each officer is automatically terminated upon a change of control of the Company, entitling each individual to receive, among other things, an amount equal to two times his base salary, the vesting of all stock options granted to the individual, and a special bonus in the form of repayment of the individual's indebtedness to the Company (along with a cash payment to gross-up the special bonus for payment of income taxes). These employment agreements supersede, in all respects, all other employment and noncompetition agreements which the individuals shall have entered into with the Company.

STOCK OPTION PLAN

    EMPLOYEE STOCK OPTION PLANS. Pursuant to the Company's 1993 Stock Option Plan ("1993 Stock Option Plan"), options may be granted to eligible employees and directors for the purchase of an aggregate of up to 1,060,000 shares of PCI Common Stock. In October 1996, the stockholders also approved the Company's 1996 Stock Option Plan (the 1993 Stock Option Plan and the 1996 Stock Option Plan are sometimes referred to collectively as the "Employee Plans"), pursuant to which options may be granted for the purchase of an aggregate of up to 1,000,000 additional shares. Employees eligible under the Employee Plans are those whose performance and responsibilities are determined to be instrumental to the Company's success. The Employee Plans are administered by the Compensation Committee, which determines, in its discretion, the number of shares subject to each option granted and the related purchase price and option period. Both nonqualified stock options and incentive stock options, as defined by the Internal Revenue Code, may be granted under the Employee Plans.

    The Employee Plans require that the exercise price for each stock option must be not less than 100% of the fair market value of the PCI Common Stock at the time the option is granted. No incentive stock option, however, may be granted to an employee who owns more than 10% of the total combined voting power of all classes of outstanding stock of the Company unless the option price is at least 110% of the fair market value of the PCI Common Stock at the date of grant. The fair market value of incentive stock options that may be granted to an employee in any calendar year is not limited, but no employee may be granted incentive stock options that first become exercisable during a calendar year to purchase PCI Common Stock with an aggregate fair market value (determined as of the date of grant of each option) in excess of $100,000. An incentive stock option counts against the annual limitation only in the year it first becomes exercisable. Incentive stock options may not be granted to independent directors.

    The option period may not be more than six years from the date the option is granted. Options may be exercised in annual installments of 25% as specified by the Compensation Committee. All installments that become exercisable are cumulative and may be exercised at any time after they become exercisable until the option expires. Options are not assignable.

    Full payment for shares purchased upon exercise of an option must be made at the time of exercise. No shares may be issued until full payment is made. The Employee Plans provide that an option agreement may permit an optionee to tender previously owned shares of PCI Common Stock in partial or full payment for shares to be purchased on exercising an option.

    Unless sooner terminated by action of the board of directors, the 1993 Stock Option Plan will terminate in 2003 and the 1996 Stock Option Plan will terminate in 2006. Subject to certain exceptions, the Employee Plans may be amended, altered, or discontinued by the board of directors without stockholder approval.

    At March 15, 1997, options to purchase a total of 866,983 shares of PCI Common Stock had been granted under the 1993 Stock Option Plan and were outstanding and 77,606 additional shares are available for grant under the 1993 Stock Option Plan. No options have been granted under the 1996 Stock Option Plan.

    NON-EMPLOYEE DIRECTOR STOCK OPTION PLANS. Pursuant to the Company's 1994 Non-Employee Director Stock Option Plan ("1994 Stock Option Plan") options will be granted to non-employee directors pursuant to specified formulas for the purchase of an aggregate of up to 60,000 shares of PCI Common Stock. The 1994 Stock Option Plan provided for the grant of nonqualified options to purchase 10,000 shares of PCI Common Stock to each non-employee director serving on the board effective June 23, 1994. In addition, the 1994 Stock Option Plan provides for the grant of an option to purchase 5,000 shares of PCI Common Stock to each non-employee director elected to the board of directors who has not previously served as a director of the Company.

    In October 1996, stockholders approved the 1996 Non-Employee Director Plan (the 1994 Stock Option Plan and the 1996 Non-Employee Director Plan are sometimes collectively referred to as the "Non-Employee Director Plans"), pursuant to which options will be granted to non-employee directors pursuant to specified formulas for the purchase of an aggregate of up to 90,000 shares of PCI Common Stock. The 1996 Non-Employee Director Plan provides for the grant of nonqualified options to purchase 10,000 shares of PCI Common Stock to each non-employee director serving on the board effective February 22, 1996, and on each anniversary thereafter.

    The Non-Employee Director Plans are administered by the Non-Employee Director Stock Option Committee. The Non-Employee Director Plans require that the exercise price for each stock option be equal to the closing price of PCI Common Stock on the date the option is granted.

    Unless sooner terminated by action of the board of directors, the 1994 Stock Option Plan will terminate in 2004 and the 1996 Non-Employee Director Stock Option Plan will terminate in 2006. Subject to certain exceptions, the Non-Employee Director Plans may be amended, altered, or discontinued by the board of directors without Stockholder approval, but may not be amended more than once every six months.

    At March 15, 1997, options to purchase a total of 60,000 shares of PCI Common Stock had been granted under the Non-Employee Director Plans and were outstanding. Those directors eligible for options under the 1996 Non-Employee Director Plan have waived their rights to any automatic grants of options in 1997.

    The Non-Employee Director Stock Option Committee of PCI has determined that the AMI Designees, including any future AMI Designees, will not, by virtue of AMI's right to have them designated for director nominations, be deemed to be non-employee directors for purposes of the Non-Employee Director Plans.

OPTION EXERCISES AND HOLDINGS

    The following table sets forth information with respect to the named executive officers concerning exercise of options during 1996 and unexercised options held as of the end of 1996.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

                                                                                              VALUE OF UNEXERCISED
                                                            NUMBER OF UNEXERCISED                 IN-THE-MONEY
                                 SHARES                       OPTIONS AT FISCAL                OPTIONS AT FISCAL
                               ACQUIRED       VALUE             YEAR-END (#)                    YEAR-END ($)(1)
                                  ON         REALIZED    ----------------------------    ----------------------------
         NAME                 EXERCISE(#)    ($)(2)      EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
---------------------------   -----------    --------    -----------    -------------    -----------    -------------
Warren D. Harkins..........         --            --       87,500          104,229             --             --
C. G. Whitten..............      5,000        11,247       40,000          126,730             --             --
Dale E. Harkins............         --            --       66,250           90,479             --             --
Thomas R. Modisett.........     15,000        32,562       51,250           90,479             --             --
Bradley B. Waldrip.........      5,000        11,275       20,432           46,299             --             --

(1) Based on the closing sale price of the PCI Common Stock on December 31, 1996, as reported by Nasdaq.

(2) Market value of underlying securities at exercise date, minus the exercise price of "in-the-money" options.

DIRECTOR COMPENSATION

    Each independent director of PCI receives a fee of $15,000 annually and is reimbursed for out-of-pocket expenses incurred in connection with attendance at board of directors and committee meetings. Each independent director of PCI was granted options to purchase 5,000 shares of PCI Common Stock at the time of PCI's initial public offering, which were originally exercisable at the initial public offering price of $14.00 per share. In 1995, these options were repriced at $4.00 per share, the market value per share of the PCI Common Stock on the date of the repricing. In addition, each independent director serving on the board on June 23, 1994, was granted options to purchase 10,000 shares of PCI Common Stock, which are exercisable at $14.50 per share, the market value of the PCI Common Stock at the time of the grant and each independent director serving on the board on February 22, 1996, was granted options to purchase 10,000 shares of PCI Common Stock, which are exercisable at $4.50 per share, the market value of the PCI Common Stock at the time of the grant. Independent directors include those directors, currently Messrs. Hatfield, Hensley, and Kennedy, who are not employees of the Company or otherwise affiliated with the Company, and are not serving at the request of a stockholder of the Company.

    The AMI Designees only receive reimbursement of out-of-pocket expenses.

COMPLIANCE WITH SECTION 16(a)

    Section 16(a) of the Exchange Act requires the Company's directors, executive officers, and holders of more than 10% of the PCI Common Stock to file with the Securities and Exchange Commission ("SEC") and Nasdaq initial reports of ownership and reports of changes in ownership of PCI Common Stock. Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) reports they file with the SEC. Based solely on the Company's review of the copies of such forms it has received, the Company believes that during the year ended December 31, 1996, all of the Company's directors, officers, and holders of more than 10% of the PCI Common Stock complied with all
Section 16(a) filing requirements, except that Lance C. Cawley, a director of the Company, was late in filing his initial report based on his election as a director on October 30, 1996.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The following table sets forth certain information with respect to the beneficial ownership of the shares of PCI Common Stock of the Company, as of March 15, 1997, by (i) each director, (ii) the Company's chief executive officer and three most highly compensated executive officers (whose total salary and bonus exceeded $100,000 in 1995), (iii) all officers and directors of the Company as a group, and (iv) each person known to the Company to beneficially own more than five percent of the outstanding shares of PCI Common Stock. Except as otherwise indicated, each stockholder identified in the table has sole voting and investment power with respect to its or his shares.

                                                        SHARES OWNED
                                                  -----------------------
                    NAME                            NUMBER     PERCENTAGE
----------------------------------------------    ----------   ----------
Lance C. Cawley...............................             0        *
Warren D. Harkins (1).........................       127,934        *
Dale E. Harkins (2)...........................       132,207        *
Dale N. Hatfield (3)..........................        12,750        *
Donald S. Heaton (4)..........................    11,063,859      42.3%
Herbert T. Hensley (3)........................        14,250        *
James P. Hynes (4)............................    11,063,859      42.3%
William C. Kennedy, Jr. (3)...................        11,250        *
Thomas R. Modisett (5)........................        67,182        *
Bradley B. Waldrip (6)........................        20,462        *
C. G. Whitten (7).............................        66,106        *
Elliott Associates, L.P. (8)..................     1,609,100       6.1%
South Mountain Communications Company (9).....     1,478,787       5.7%
Advanced MobileComm, Inc. (10)................    11,063,859      42.3%
All current directors and executive
  officers as a group (11 persons) (4) (11)...    11,516,000      43.4%
--------------------------------------
*    Less than 1% of the outstanding shares of PCI Common Stock
(1) Includes options to purchase 97,932 shares of PCI Common Stock that are currently exercisable.
(2) Includes options to purchase 76,682 shares of PCI Common Stock that are currently exercisable.
(3) Includes options to purchase 11,250 shares of PCI Common Stock that are currently exercisable.
(4) Deemed to beneficially own 6,373,378 shares of PCI Common Stock that are beneficially owned by AMI and 4,690,481 shares of PCI Common Stock for which AMI has voting rights pursuant to a voting agreement.
(5) Includes options to purchase 61,682 shares of PCI Common Stock that are currently exercisable.
(6) Includes options to purchase 20,432 shares of PCI Common Stock that are currently exercisable.
(7) Includes options to purchase 52,932 shares of PCI Common Stock that are currently exercisable.
(8) Elliott Associates, L.P. ("Elliott"), filed a Schedule 13D with the SEC dated January 31, 1997, on behalf of itself, Westgate International, L.P. ("Westgate"), and Martley International, Inc. ("Martley"). Elliott reported sole voting and dispositive power over 933,600 shares of PCI Common Stock. Westgate and Martley reported shared voting and dispositive power over 675,500 shares of PCI Common Stock. Martley is the investment manager for Westgate and expressly disclaims equitable ownership of and pecuniary interest in any PCI Common Stock. The business address of Elliott and Martley is 712 Fifth Avenue, 36th Floor, New York, New York 10019; the business address of Westgate is c/o Midland Bank Trust Corporation (Cayman) Limited, P. O. Box 1109, Mary Street, Grand Cayman, Cayman Islands, British West Indies.
(9)  The business address is 5344 North 91st Avenue, Glendale, AZ  85305.
(10) Includes 1,300,850 shares of PCI Common Stock held in escrow and 4,690,481 shares of PCI Common Stock for which AMI has voting rights pursuant to a voting agreement. Excludes currently exercisable warrants held by AMI's indirect parent, FMR Corp., to purchase an aggregate of 500,000 shares of PCI Common Stock. The business address is 82 Devonshire Street, Boston, MA 02109-3614.
(11) Includes options to purchase 343,410 shares of PCI Common Stock that are currently exercisable.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    In June 1994, the Company made loans to each of its then executive officers to facilitate their exercise, before the exchange transaction which resulted in the liquidation of the Company's former indirect parent, Pittencrieff plc ("PLC"), of options they held to acquire PLC shares. The following executive officers borrowed from the Company the amounts shown below: Warren Harkins --$115,616; C. G. Whitten -- $72,201; Dale Harkins -- $79,518; and Thomas Modisett -- $82,205. Each loan bore interest at a market interest rate of prime plus one percent per annum and was due and payable 12 months from the date the respective loan was drawn down. At the time, Mr. Waldrip was not an executive officer of the Company; however, the Company also made a loan to him for the same purpose in the amount of $30,000, which bore interest at 6% per annum and was due and payable on the same terms. The Company extended the maturity of each of the loans, initially until June 1996 and subsequently until June 1997, under the same terms and conditions and added all accrued and unpaid interest to the outstanding principal balance. The Compensation Committee of the Company's board of directors awarded special bonuses to each of the named executive officers in recognition of their efforts and achievements in 1995 and 1996. The bonuses were effective and payable April 1, 1996 and January 1, 1997, in the form of an aggregate repayment of the principal balance and accrued and unpaid interest of such executive officer's outstanding indebtedness to the Company and cash payments as a gross-up for income taxes payable on the special bonuses. The gross bonus payable for each executive officer for 1995 and 1996, respectively, is as follows: Warren Harkins -- $96,803 and $104,254; C. G. Whitten -- $60,580 and $65,240; Dale Harkins -- $66,513 and $71,631; Thomas Modisett -- $68,997
and $74,307; and Bradley Waldrip -- $30,036 and $29,826.

    Pursuant to the Contribution Agreement governing the Transaction, the Company agreed to expand its board of directors from five to eight members and AMI was authorized to appoint three directors of its choosing. The Company's By-Laws give AMI or its designees on the board the right to designate three of the management nominees for election to the board, subject to reductions in the number of AMI designees upon reductions in the number of outstanding shares of PCI Common Stock held by AMI. The Company's By-Laws also require a vote of two-thirds of the whole board of directors to change the size of the board or AMI's right to designate nominees.

    In order to participate in the FCC's auction of 900 MHz SMR channels, FMR Corp., the indirect parent of AMI, provided a $1 million auction loan to the Company in November 1995. The note was due on demand and required interest payable monthly at the prime rate plus 2%. The auction loan was replaced with a new note on January 31, 1996, in the principal amount of $2,523,463 which was subsequently repaid from the proceeds of a revolving loan received from Wells Fargo in March 1996. FMR Corp. has provided a letter of credit in connection with the revolving loan and has received warrants to purchase 250,000 shares of PCI Common Stock, at an exercise price of $4.50 per share effective March 18, 1996, and 250,000 shares of PCI Common Stock, at an exercise price of $4.73 per share effective September 14, 1996, in consideration thereof.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)  The following documents are filed as a part of this Report:

          1. Consolidated financial statements to this report are listed in the "Index to Consolidated Financial Statements and Schedules" at page F-1.

          2. Consolidated financial statement schedules to this report are listed in the "Index to Consolidated Financial Statements and Schedules" at page F-1. All other schedules are omitted because they are inapplicable or the requested information is shown in the financial statements or noted therein.

          3.   Exhibits.

   *2.1   --   Amended and Restated Agreement of Merger and Plan of
               Reorganization dated as of December 3, 1996, by and between Nextel Communications, Inc., Nextel Finance Company, DCI Merger,
               Inc., and the Company

    3.1   --   Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Form S-4 Registration
               Statement No. 33-96252)
    3.2   --   By-Laws of the Company (incorporated by reference to Exhibit 3.2 of the Company's Form S-4 Registration Statement No. 33-96252)
    4.1   --   Form of certificate representing shares of the Company's common stock (incorporated by reference to Exhibit 4.1 to the Company's
               Form S-4 Registration Statement No. 33-96252)
   10.1   --   Executive Employment Agreement dated as of February 22, 1996, between the Company and Warren D. Harkins (incorporated by reference to Exhibit 10.9 to the Company's Form S-4 Registration
               Statement No. 33-83810)
   10.2   --   Executive Employment Agreement dated as of February 22, 1996, between the Company and C. G. Whitten (incorporated by reference to Exhibit 10.27 to the Company's Form  S-4 Registration
               Statement No. 33-83810)
   10.3   --   Executive Employment Agreement dated as of February 22, 1996, between the Company and Thomas R. Modisett (incorporated by reference to Exhibit 10.11 to the Company's Form S-4 Registration
               Statement No. 33-83810)
   10.4   --   Executive Employment Agreement dated as of February 22, 1996, between the Company and Dale E. Harkins (incorporated by
               reference to Exhibit 10.10 to the Company's Form S-4 Registration
               Statement No. 33-83810)
   10.5   --   Executive Employment Agreement dated as of February 22, 1996, between the Company and Bradley B. Waldrip (incorporated by reference to Exhibit 10.56 to the Company's Form S-4 Registration
               Statement No. 33-83810)
   10.6   --   Pittencrieff Communications, Inc. 1993 Stock Option Plan,
               including form of Incentive Stock Option Agreement and
               Nonqualified Stock Option Agreement (incorporated by reference to
               Exhibit 10.6 to the Company's Form S-1 Registration Statement No.
               33-62128)
   10.7   --   Pittencrieff Communications, Inc. 1994 Non-Employee Director
               Stock Option Plan, including form of Nonqualified Stock Option
               Agreement (incorporated by reference to Exhibit 4.1 to the
               Company's form S-8 Registration Statement No. 33-81738)
   10.8   --   Pittencrieff Communications, Inc. 1996 Stock Option Plan,
               including form of Incentive Stock Option Agreement and
               Nonqualified Stock Option Agreement (incorporated by reference to
               Exhibit 10.62 to the Company's Form S-4 Registration Statement
               No. 33-83810)
   10.9   --   Pittencrieff Communications, Inc. 1996 Non-Employee Director
               Stock Option Plan, including form of Nonqualified Stock Option
               Agreement (incorporated by reference to Exhibit 10.63 to the
               Company's Form S-4 Registration Statement No. 33-83810)
   10.10  --   Form of Indemnification Agreement with independent directors
               (incorporated by reference to Exhibit 10.15 to the Company's Form
               S-1 Registration Statement No. 33-62128)
   10.11  --   Form of Management Agreement for management of SMR licenses
               (incorporated by reference to Exhibit 10.16 to the Company's Form
               S-1 Registration Statement No. 33-62128)
   10.12  --   Warrant Agreement dated as of September 16, 1994 by and between the Company and The Toronto-Dominion Bank and Kansallis-Osake-
               Pankki (incorporated by reference to Exhibit 10.4 to the
               Company's Form S-3 Registration Statement No. 33-84642
   10.13  --   First Amendment to Loan Agreement and First Amendment to Warrant
               Agreement dated as of April 18, 1995, and effective as of March
               31, 1995, among the Company, A&B, The Toronto-Dominion Bank,
               Kansallis-Osake-Pankki, and Toronto Dominion (Texas), Inc.
               (incorporated by reference to Exhibit 10.7 to the Company's quarterly report on Form 10-Q for the quarterly period ended
               March 31, 1995)
   10.14  --   Indemnification Agreement dated May 12, 1994, between the Company and Pittencrieff Resources plc and its subsidiaries (incorporated by reference to Exhibit 10.5 to the Company's Form S-4
               Registration Statement No. 33-76820)

   10.15  --   Purchase Agreement dated as of July 14, 1994, between A&B, doing business as Pittencrieff Communications, Inc., and South Mountain
               Communications, Hidden Valley Ranch, Inc., Stageline Ranches,
               Inc., Veco Ranches, Inc., Richard A Boulais, and Gladys M.
               Boulais (incorporated by reference to Exhibit 10.2 to the
               Company's quarterly report on Form 10-Q for the quarterly period ended June 30, 1994)
   10.16  --   First Amendment to, and Modification of, Purchase Agreement dated as of September 1, 1994, between A&B, doing business as
               Pittencrieff Communications, Inc., and South Mountain
               Communications, Hidden Valley Ranch, Inc., Stageline Ranches,
               Inc., Veco Ranches, Inc., Richard A. Boulais, and Gladys M.
               Boulais (incorporated by reference to Exhibit 2.1.1 to the
               Company's Form S-4 Registration Statement No. 33-83810)
   10.17  --   Second Amendment to, and Modification of, Purchase Agreement
               dated as of September 15, 1994, between A&B, doing business as
               Pittencrieff Communications, Inc. and South Mountain
               Communications, Hidden Valley Ranch, Inc. Stageline Ranches,
               Inc., Veco Ranches, Inc., Richard A. Boulais, and Gladys M.
               Boulais (incorporated by reference to Exhibit 2.3 to the
               Company's Current Report on Form 8-K dated September 28, 1994)
   10.18  --   Purchase and Sale Agreement dated as of December 23, 1994, by and between the Company and A&B and Castle Communications Corporation
               (incorporated by reference to Exhibit 2.1 to the Company's
               Current Report on Form 8-K dated January 10, 1995)
   10.19  --   Letter Agreement dated as of January 9, 1995, by and between the
               Company and A&B and Castle Tower Corporation, formerly known as
               Castle Communications Corporation (incorporated by reference to
               Exhibit 2.2 to the Company's Current Report on Form 8-K dated
               January 10, 1995)
   10.20  --   Management Agreement dated as of January 10, 1995, by and between the Company and Castle Tower Corporation (incorporated by
               reference to Exhibit 2.3 to the Company's Current Report on Form
               8-K dated January 10, 1995)
   10.21  --   License Agreement dated as of January 10, 1995, by and between the Company and A&B and Castle Tower Corporation (incorporated by reference to Exhibit 2.4 to the Company's Current Report on Form
               8-K dated January 10, 1995)
   10.22  --   Commercial Revolving or Draw Note of the Company, dated as of
               September 11, 1995, payable to First State Bank, N.A., Abilene
               (incorporated by reference to Exhibit 10.48 to the Company's Form
               S-4 Registration Statement No. 33-96252)
   10.23  --   Commercial Security Agreement, dated as of September 11, 1995, between the Company and First State Bank, N.A., Abilene
               (incorporated by reference to Exhibit 10.49 to the Company's Form
               S-4 Registration Statement No. 33-96252)
   10.24  --   Agreement and Plan of Merger dated as of September 5, 1995, between the Company and Old PCI (incorporated by reference to
               Exhibit 2.1 of the Company's Form S-4 Registration Statement No.
               33-96252)
   10.25  --   Contribution Agreement dated as of September 5, 1995, among the
               Company, Old PCI, Advanced MobileComm of Texas, Limited
               Partnership, Advanced MobileComm Southwest Limited Partnership,
               FFC Communications, Inc., Viking Amusement Corporation d/b/a
               Empire Mobile Communications, Bayou Communications, Inc.,
               Confidential Communications Corporation, A&D Mobile Systems, D&E
               Communications, Inc., Royce Witte, for himself and d/b/a Range
               Unlimited and Mobitel Communications Services, Trunked Mobile
               Radio Systems, AMI, Nels Kjorvestad, Mary Kjorvestad, John David
               Bell, James Alan Bell, David E. Weisman, individually and as trustee, Alan S. Tilles, Richard Meyer, Jean Meyer and J. R..
               Bell (incorporated by reference to Exhibit 2.2 of the Company's
               Form S-4 Registration Statement No. 33-96252)
   10.26  --   Amendment No. 1 to the Contribution Agreement dated as of October
               16, 1995, among the Company, Old PCI, and AMI, on its behalf and on behalf of the other AMI Parties (incorporated by reference to
               Exhibit 2.3 of the Company's Form S-4 Registration Statement No.
               33-96252)
   10.27  --   Agreement dated as of October 26, 1995, among the Company, A&B, and AMI regarding the 900 Auctions (incorporated by reference to Exhibit 10.44 to the Company's annual report on Form 10-K for the year ended December 31, 1995)

   10.28  --   Agreement dated as of November 13, 1995, among the Company, A&B, and FMR regarding the Auction Loans (incorporated by reference to
               Exhibit 10.45 to the Company's annual report on Form 10-K for the year ended December 31, 1995)
   10.29  --   Amended and Restated Promissory Note of the Company, dated as of
               January 31, 1996, among the Company, certain wholly owned
               subsidiaries of the Company, and FMR (incorporated by reference to Exhibit 10.54 to the Company's Form S-4 Registration Statement
               No. 33-83810)
   10.30  --   Loan Agreement, dated as of March 18, 1996, between the Company and First Interstate Bank of Texas, N.A. (incorporated by
               reference to Exhibit 10.57 to the Company's Form S-4 Registration
               Statement No. 33-83810)
   10.31  --   Agreement, dated as of March 18, 1996, among the Company, A&B,
               First Interstate Bank of Texas, N.A., and FMR (incorporated by reference to Exhibit 10.58 to the Company's Form S-4 Registration
               Statement No. 33-83810)
   10.32  --   Revolving Promissory Note of the Company, dated as of March 18,
               1996, payable to First Interstate Bank of Texas, N.A.
               (incorporated by reference to Exhibit 10.59 to the Company's Form
               S-4 Registration Statement No. 33-83810)
   10.33  --   Amended and Restated Security Agreement, dated as of March 18,
               1996, among the Company, certain wholly owned subsidiaries of the
               Company, and FMR (incorporated by reference to Exhibit 10.65 to the Company's Form S-4 Registration Statement No. 33-83810)
   10.34  --   Amended and Restated Pledge Agreement dated as of March 18, 1996, among the Company, certain wholly owned subsidiaries of the
               Company, and FMR (incorporated by reference to Exhibit 10.64 to the Company's Form S-4 Registration Statement No. 33-83810)
   10.35  --   Warrant to Purchase Common Stock of the Company, dated as
               of March 18, 1996, to FMR (incorporated by reference to
               Exhibit 10.61 to the Company's Form S-4 Registration Statement
               No. 33-83810)
  *10.36  --   Warrant to Purchase Common Stock of the Company, dated as of
               September 14, 1996, to FMR
   21.1   --   List of the Company's subsidiaries (incorporated by reference to
               Exhibit 21.1 to the Company's Form S-4 Registration Statement No.
               33-83810)
  *23.1   --   Consent of KPMG Peat Marwick LLP
  *27     --   Financial Data Schedule
---------------------
* Filed herewith

    (b)  Reports on Form 8-K.

         None.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of March, 1997.

                                       PITTENCRIEFF COMMUNICATIONS, INC.


                                       By:  /s/ WARREN D. HARKINS
                                          ------------------------------
                                                Warren D. Harkins
                                              CHAIRMAN OF THE BOARD,
                                                 PRESIDENT, AND
                                             CHIEF EXECUTIVE OFFICER

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated as of the 26th day of March, 1997.


           NAME                                    TITLE
           ----                                    -----

/s/ WARREN D. HARKINS                  Chairman of the Board, President,
-----------------------------          and Chief Executive Officer
    Warren D. Harkins                  (principal executive officer)


/s/ THOMAS R. MODISETT                 Chief Financial Officer, Vice President -
-----------------------------          Finance, Treasurer, and Assistant
    Thomas R. Modisett                 Secretary (principal financial and
                                       accounting officer)


/s/ LANCE C. CAWLEY                    Director
-----------------------------
    Lance C. Cawley


                                       Director
-----------------------------
    Dale N. Hatfield


/s/ DONALD S. HEATON                   Director
-----------------------------
    Donald S. Heaton


                                       Director
-----------------------------
    Herbert T. Hensley


                                       Director
-----------------------------
    James P. Hynes


/s/ WILLIAM C. KENNEDY, JR.            Director
-----------------------------
    William C. Kennedy, Jr.


/s/ C. G. WHITTEN                      Director, Senior Vice President, General
-----------------------------          Counsel, and Secretary
    C. G. Whitten

            INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SCHEDULE


                                                                           PAGE
                                                                           ----
Independent Auditors' Report............................................... F-2
Consolidated Balance Sheets as of December 31, 1995 and 1996............... F-3
Consolidated Statements of Operations for the three years
  ended December 31, 1996.................................................. F-4
Consolidated Statements of Stockholders' Equity for the three years ended December 31, 1996.................................................. F-5
Consolidated Statements of Cash Flows for the three years
  ended December 31, 1996.................................................. F-6
Notes to Consolidated Financial Statements................................. F-7

Financial Statement Schedule:
  Valuation and Qualifying Accounts - Three years ended
  December 31, 1996........................................................ F-17

                         INDEPENDENT AUDITORS' REPORT





The Board of Directors
Pittencrieff Communications, Inc.:

     We have audited the consolidated financial statements of Pittencrieff Communications, Inc. and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule as listed in the accompanying index. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pittencrieff Communications, Inc. and subsidiaries as of December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.


                                                 KPMG Peat Marwick LLP

Dallas, Texas
March 4, 1997

              PITTENCRIEFF COMMUNICATIONS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                          DECEMBER 31, 1995 AND 1996
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                     ASSETS
                                                                 1995         1996
                                                               --------     --------
Current Assets:
  Cash and cash equivalents.................................   $    568     $  4,552
  Accounts receivable:
    Trade, less allowance for doubtful accounts
      of $564 in 1995 and $150 in 1996......................      4,337        2,603
    Employees...............................................        499           --
  Inventories, net..........................................      5,680        4,072
  Deferred income taxes (note 6)............................        248          286
  Prepaid expenses and other current assets.................      1,891          553
                                                               --------     --------
      Total current assets..................................     13,223       12,066
Property and equipment, net (note 3)........................     41,207       38,494
FCC licenses and other assets, net (note 4).................     64,708      116,197
Goodwill, net of accumulated amortization of $766...........         --       18,746
Deferred income taxes (note 6)..............................        754           --
                                                               --------     --------
                                                               $119,892     $185,503
                                                               --------     --------
                                                               --------     --------


                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
  Notes payable (note 5)....................................   $  1,532     $  1,584
  Current portion of long-term debt and
    finance obligation (note 5).............................      2,276        1,853
  Accounts payable..........................................      4,319          960
  Accrued liabilities.......................................      2,379        2,371
                                                               --------     --------
      Total current liabilities.............................     10,506        6,768
                                                               --------     --------
Long-term debt, excluding current portion (note 5)..........      1,083          581
Finance obligation, excluding current portion (note 5)......     12,513       11,544
Deferred income taxes (note 6)..............................         --       14,226
Stockholders' equity (notes 7, 10 and 12):
  Common stock, $.01 par value, authorized 30,000,000
    shares; outstanding 14,204,722 shares in 1995
    and 26,163,225 shares in 1996...........................        144          262
  Additional paid-in capital................................    111,413      175,352
  Accumulated deficit.......................................    (15,767)     (23,230)
  Treasury stock at cost, 6,366,666 shares in 1995
    and -0- in 1996.........................................         --           --
                                                               --------     --------
      Total stockholders' equity............................     95,790      152,384

Commitments and contingencies (notes 5 and 8)
                                                               --------     --------
                                                               $119,892     $185,503
                                                               --------     --------
                                                               --------     --------



          See accompanying notes to consolidated financial statements.

                  PITTENCRIEFF COMMUNICATIONS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF OPERATIONS

                         THREE YEARS ENDED DECEMBER 31, 1996
                        (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                   1994      1995       1996
                                                 --------   -------   --------
Revenues:
  Radio services revenue......................   $ 19,722   $20,895   $ 22,220
  Rental income...............................      3,096     2,708      1,871
  Equipment and parts sales...................      9,811    12,454     11,939
                                                 --------   -------   --------
                                                   32,629    36,057     36,030
Costs and expenses:
  Cost of operations..........................     17,022    17,706     18,235
  Cost of equipment and parts sales...........      8,330     9,923     10,341
  General and administrative..................     10,159     7,827      7,649
  Depreciation and amortization...............      6,524     7,941      9,708
                                                 --------   -------   --------
                                                   42,035    43,397     45,933
                                                 --------   -------   --------
    Operating loss............................     (9,406)   (7,340)    (9,903)
                                                 --------   -------   --------
Other income (expense):
  Interest expense............................     (1,497)   (2,578)    (3,293)
  Gain (loss) on sales of assets, net
   (note 3)...................................       (290)       12      1,080
  Reorganization expense (note 10)............     (4,189)       --         --
  Interest income and other...................        560       506        243
                                                 --------   -------   --------
                                                   (5,416)   (2,060)    (1,970)
                                                 --------   -------   --------
Loss before income taxes......................    (14,822)   (9,400)   (11,873)
Income tax benefit (note 6)...................     (4,207)   (3,656)    (4,410)
                                                 --------   -------   --------
    Net loss..................................   $(10,615)  $(5,744)  $ (7,463)
                                                 --------   -------   --------
                                                 --------   -------   --------
Net loss per common share and share
 equivalent...................................   $  (0.89)  $ (0.41)  $  (0.29)
                                                 --------   -------   --------
                                                 --------   -------   --------

             See accompanying notes to consolidated financial statements.

                  PITTENCRIEFF COMMUNICATIONS, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                         THREE YEARS ENDED DECEMBER 31, 1996
                          (IN THOUSANDS, EXCEPT SHARE DATA)


                                     NUMBER OF    NUMBER OF
                                       SHARES       SHARES                  ADDITIONAL    RETAINED      TOTAL
                                       COMMON      TREASURY       COMMON      PAID-IN     EARNINGS   STOCKHOLDERS'
                                       STOCK         STOCK         STOCK      CAPITAL     (DEFICIT)     EQUITY
                                     ----------   ---------      --------   -----------  ----------  ------------
Balance at December 31, 1993......   11,696,666           --     $    117    $  92,877   $     592    $   93,586
Compensation related to stock
  option plan.....................           --           --           --         (111)         --          (111)
Common stock issued pursuant
  to Exchange (note 10)...........    6,365,218           --           --           --          --            --
Common stock acquired as
  treasury stock (note 10)........   (6,366,666)   6,366,666           --           --          --            --
Common stock issued under
  stock option plan...............       65,000           --            1          909          --           910
Warrants issued in connection
  with bank financing (note 5)....           --           --           --          826          --           826
Common stock issued to
  acquire assets (note 2).........    1,478,787           --           15       12,001          --        12,016
Net loss..........................           --           --           --           --     (10,615)      (10,615)
                                     ----------   ----------     --------    ---------   ---------    ----------
Balance at December 31, 1994......   13,239,005    6,366,666          133      106,502     (10,023)       96,612
Common stock issued to
  acquire assets (note 2).........      963,967           --           11        4,902          --         4,913
Common stock issued under
  stock option plan...............        1,750           --           --            9          --             9
Net loss..........................           --           --           --           --      (5,744)       (5,744)
                                     ----------   ----------     --------    ---------   ---------    ----------
Balance at December 31, 1995......   14,204,722    6,366,666          144      111,413     (15,767)       95,790
Common stock issued to
  acquire assets (note 2).........   11,909,842           --          118       62,048          --        62,166
Common stock issued under
  employee stock option plan......       48,661           --           --          255          --           255
Retirement of treasury stock
  at cost.........................           --   (6,366,666)          --           --          --            --
Warrants issued pursuant to
  letter of credit................           --           --           --        1,636          --         1,636
Net loss..........................           --           --           --           --      (7,463)       (7,463)
                                     ----------   ----------     --------    ---------   ---------    ----------
Balance at December 31, 1996......   26,163,225           --     $    262    $ 175,352   $ (23,230)   $  152,384
                                     ----------   ----------     --------    ---------   ---------    ----------
                                     ----------   ----------     --------    ---------   ---------    ----------

             See accompanying notes to consolidated financial statements.

                  PITTENCRIEFF COMMUNICATIONS, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                         THREE YEARS ENDED DECEMBER 31, 1996
                                    (IN THOUSANDS)

                                                                       1994           1995        1996
                                                                   ----------    ----------    ----------
Cash flows from operating activities:
  Net loss.......................................................  $  (10,615)   $   (5,744)   $   (7,463)
  Adjustments to reconcile net loss to
   net cash provided by (used in) operating activities:
     Depreciation................................................       5,448         6,194         5,869
     Amortization of FCC licenses and other assets...............       1,076         1,747         3,073
     Amortization of goodwill....................................          --            --           766
     Compensation related to stock option plans..................        (111)           --            --
     Provision for doubtful accounts.............................       1,408           898           356
     Provision for obsolete inventory............................         400           350           300
     Accretion and amortization of debt discount.................         709           547         1,228
     (Gain) loss on sales of assets, net.........................         290           (12)       (1,080)
     Deferred income taxes.......................................      (4,207)       (3,656)       (4,410)
     Changes in assets and liabilities, net of effects
       from acquisitions:
         Accounts receivable.....................................      (2,141)         (416)        2,146
         Inventories, prepaid expenses and other current assets..      (3,345)         (776)        2,440
         Accounts payable and accrued liabilities................       1,255         2,271        (3,531)
                                                                   ----------    ----------    ----------
           Net cash provided by (used in) operating activities...      (9,833)        1,403          (306)
                                                                   ----------    ----------    ----------

Cash flows from investing activities:
  Sales of marketable investment securities......................      16,081            --            --
  Acquisitions, net of cash acquired.............................     (23,258)         (240)       (1,750)
  Capital expenditures...........................................     (11,234)       (4,012)       (1,316)
  FCC licenses and other assets..................................        (483)       (2,416)       (1,788)
  Proceeds from sale of assets...................................         709         2,901        10,665
                                                                   ----------    ----------    ----------
           Net cash provided by (used in) investing activities...     (18,185)       (3,767)        5,811
                                                                   ----------    ----------    ----------

Cash flows from financing activities:
  Payments on notes payable......................................         (57)      (11,736)       (9,063)
  Payments on other long-term debt...............................      (1,560)       (2,036)       (1,464)
  Payments on finance obligation.................................          --        (1,274)       (1,031)
  Proceeds from notes payable and other long-term debt...........      10,717         2,453         9,591
  Proceeds from finance obligation...............................          --        14,818           191
  Net proceeds from issuance of common stock.....................         910             9           255
                                                                   ----------    ----------    ----------
           Net cash provided by (used in) financing activities...      10,010         2,234        (1,521)
                                                                   ----------    ----------    ----------

Net increase (decrease) in cash and cash equivalents.............     (18,008)         (130)        3,984
Cash and cash equivalents at beginning of year...................      18,706           698           568
                                                                   ----------    ----------    ----------
Cash and cash equivalents at end of year.........................  $      698    $      568    $    4,552
                                                                   ----------    ----------    ----------
                                                                   ----------    ----------    ----------

             See accompanying notes to consolidated financial statements.

              PITTENCRIEFF COMMUNICATIONS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    (a)  DESCRIPTION OF BUSINESS

         Pittencrieff Communications, Inc. and subsidiaries ("Company") are engaged in the acquisition and operation of Specialized Mobile Radio ("SMR") wireless communication systems, primarily in the southwestern United States. The Company also engages in sales of radios, equipment service, radio leasing, paging and microwave services.

    (b)  PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements include the accounts of Pittencrieff Communications, Inc. and its subsidiaries. Until June 14, 1994, the Company was 54.43% owned by Ukatex Resources, Inc. ("Ukatex"), which was an indirect wholly-owned subsidiary of Pittencrieff plc ("PLC"), a publicly held company based in the United Kingdom (see note 11). All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior year amounts have been reclassified to be consistent with current year presentation.

    (c)  USE OF ESTIMATES

         The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    (d)  IMPAIRMENT OF LONG-LIVED ASSETS AND LONG-LIVED ASSETS TO BE DISPOSED OF

         The Company adopted the provisions of SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, on January 1, 1996. This Statement requires that long-lived assets and certain intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. Adoption of this Statement did not have a material impact on the Company's financial position, results of operations, or liquidity.

    (e)  CASH EQUIVALENTS

         Cash equivalents at December 31, 1996 were $824,000 and consisted principally of money market funds. The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. There were no cash equivalents at December 31, 1995.

    (f)  INVENTORIES

         Inventories consist primarily of radios, accessories, parts and supplies for the communications business and are stated at the lower of average cost or market. Provision is made for obsolete inventory.

    (g)  PROPERTY AND EQUIPMENT

         Property and equipment are stated at cost. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets. Repairs and maintenance are expensed as incurred and renewals and betterments are capitalized. The estimated useful lives are as follows:

       Buildings. . . . . . . . . . . . . . . . . . . . . . . .      30 years
       Communication towers . . . . . . . . . . . . . . . . . .      30 years
       Rental and leased equipment, principally radios. . . . .   1 - 3 years
       Communications equipment . . . . . . . . . . . . . . . .  5 - 15 years
       Vehicles, computers, office equipment and other. . . . .   5 - 7 years

                  PITTENCRIEFF COMMUNICATIONS, INC. AND SUBSIDIARIES

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
    POLICIES (CONTINUED)

    (h)  FCC LICENSES

    FCC licenses are recorded at cost and consist of agreements with the FCC which allow the use of certain communications frequencies. FCC license cost relates primarily to business acquisitions in which the excess of purchase price over the fair value of tangible assets acquired has been classified as FCC licenses. FCC licenses have a primary term of five years and are renewable for additional five year periods for a nominal fee. Although there can be no assurance that the licenses will be renewed, management expects that the licenses will be renewed as they expire. FCC license costs are amortized using the straight-line method over 40 years.

    (i)  GOODWILL

    Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized using the straight-line method over 25 years. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation.

    (j)  INCOME TAXES

    Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

    (k)  NET LOSS PER COMMON SHARE AND SHARE EQUIVALENT

    Net loss per common share is based on the net loss applicable to the weighted average number of common and common equivalent shares outstanding of 11,910,211 in 1994, 14,054,528 in 1995, and 25,622,860 in 1996. Common share equivalents relating to stock options and warrants were not considered in 1994, 1995 or 1996 because their effect would be anti-dilutive.

    (l)  STOCK OPTION PLANS

    Prior to January 1, 1996, the Company accounted for its stock option plans in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net income and pro forma earnings per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

    (m)  REVENUE RECOGNITION

    The Company recognizes revenue from air time sales based upon monthly access charges per unit plus air time charges as used. Revenue for equipment service is recognized on completion and acceptance of the work. Revenue from rental of radios on month-to-month leases is recognized as payments are earned. Revenue is recognized from the sale of equipment when delivered.

                  PITTENCRIEFF COMMUNICATIONS, INC. AND SUBSIDIARIES

(1) DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
    POLICIES (CONTINUED)

    (n)  STATEMENTS OF CASH FLOWS

         Supplemental disclosures of cash flow information follow (in thousands):

                                                    1994    1995     1996
                                                    ----   ------   -------
    Cash paid during the year for interest........  $788   $1,956   $ 2,068
    Noncash investing and financing activities:
       Liabilities, including deferred income
         taxes, resulting from acquisitions.......  $ --   $   81   $19,858
       Assets, including notes receivable,
         resulting from dispositions..............  $ --   $   --   $   357

    (o)  CREDIT CONCENTRATIONS AND FINANCIAL INSTRUMENTS

         The Company's customers are primarily located in rural areas, small to medium-sized cities, and large metropolitan areas in the southwestern United States.

         Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash equivalents and trade receivables. The Company places its cash equivalents with high credit quality financial institutions. Concentrations of credit risk with respect to trade receivables are limited because of the large number of customers comprising the Company's customer base. Accounts receivable are generally unsecured; however, management believes its allowance for doubtful accounts is adequate to cover any significant exposure to loss.

         The carrying amount of the Company's financial instruments, principally cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to the short maturity of these instruments. As amounts outstanding under the Company's credit agreement and other long-term debt bear interest approximating current market rates, their carrying amounts approximate fair value.

(2) ACQUISITIONS AND DISPOSITIONS

    During 1995 and 1996, the Company acquired several communications businesses located principally in Texas, New Mexico, Arizona, Oklahoma, California, and North and South Dakota. The Company used the purchase method to account for these acquisitions. The results of the acquired operations have been included in the Company's consolidated statements of operations from the acquisition dates.

    On January 16, 1996, the Company completed its Agreement and Plan of Merger with Pittencrieff Communications, Inc., a Delaware corporation ("New PCI"), pursuant to which the Company merged into New PCI, with New PCI as the surviving corporation. Also on January 16, 1996, the Company finalized the Transaction among New PCI and the AMI Parties, pursuant to which the AMI Parties contributed to New PCI certain SMR assets and all the capital stock of certain of the AMI Parties in exchange for 11,909,842 unregistered shares of the common stock $0.01 par value of New PCI.

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

              PITTENCRIEFF COMMUNICATIONS, INC. AND SUBSIDIARIES

(2)  ACQUISITIONS AND DISPOSITIONS (CONTINUED)

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

    In January and February 1995, the Company sold the majority of its communications towers and certain FCC licenses and SMR equipment located in Las Vegas, Nevada. The sales price for these two transactions was paid with cash and a note receivable. In March 1995, the Company issued common stock, valued at $3,463,000, in payment of a note and accrued interest issued pursuant to one of the Company's acquisitions which was closed in 1994.

    The fair values assigned to assets acquired and liabilities assumed, net of cash acquired in these acquisitions, are as follows (in thousands):

                                             1995      1996
                                            ------   --------
    Net working capital..................   $   36   $    199
    Property and equipment...............      544      2,317
    FCC Licenses and other assets........    1,110     61,582
    Goodwill.............................       --     19,512
    Deferred income tax liability........       --    (19,353)
                                            ------   --------
    Net purchase price...................   $1,690   $ 64,257
                                            ------   --------
                                            ------   --------

    The acquisitions were paid for as follows (in thousands):

                                             1995     1996
                                            ------   -------
    Cash.................................   $  240   $ 1,750
    Notes payable and long-term debt.....       --       341
    Common stock.........................    1,450    62,166
                                            ------   -------
                                            $1,690   $64,257
                                            ------   -------
                                            ------   -------

    Unaudited pro forma financial information for the years ended December 31, 1995 and 1996 as though the 1995 and 1996 acquisitions and dispositions had occurred as of January 1, 1995 follows (in thousands, except per share amounts):

                                              1995      1996
                                            -------   --------
    Revenues.............................   $41,228   $ 36,476
    Operating loss.......................    (7,268)    (9,881)
    Loss before income taxes.............    (5,917)   (11,569)
    Net loss.............................    (3,728)    (7,288)
    Net loss per common share and
     share equivalent....................     (0.14)     (0.28)

    The pro forma financial information does not purport to present the results of operations that would have occurred had the transactions been consummated on the date indicated or the Company's results for any future period.

              PITTENCRIEFF COMMUNICATIONS, INC. AND SUBSIDIARIES

(3)  PROPERTY AND EQUIPMENT

    Property and equipment consists of the following at December 31, 1995 and 1996 (in thousands):

                                                         1995       1996
                                                       --------   --------
    Land.............................................  $    521   $    521
    Buildings........................................     2,123      1,852
    Rental equipment.................................     2,453      1,272
    Communications equipment.........................    39,578     41,962
    Vehicles, computers, office equipment and other..     8,718      8,990
                                                       --------   --------
                                                         53,393     54,597
    Less accumulated depreciation....................   (12,186)   (16,103)
                                                       --------   --------
                                                       $ 41,207   $ 38,494
                                                       --------   --------
                                                       --------   --------

    Accumulated depreciation includes $992,000 in 1995 and $586,000 in 1996 related to rental equipment.

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

(4) FCC LICENSES AND OTHER ASSETS

    FCC licenses and other assets consist of the following at December 31, 1995 and 1996 (in thousands):

                                                   1995      1996
                                                 -------   --------
    FCC licenses..............................   $64,751   $119,044
    Other assets..............................     3,678      3,947
                                                 -------   --------
                                                  68,429    122,991
    Less accumulated amortization.............    (3,721)    (6,794)
                                                 -------   --------
                                                 $64,708   $116,197
                                                 -------   --------
                                                 -------   --------

              PITTENCRIEFF COMMUNICATIONS, INC. AND SUBSIDIARIES

(5) INDEBTEDNESS

    Notes payable includes $2,000,000 payable under a $10,000,000 revolving line of credit ("Revolving Loan")  to Wells Fargo Bank (Texas), N.A. ("Wells
Fargo").   The Revolving Loan is secured by letters of credit issued by FMR
Corp. The letters of credit are secured by a pledge of the capital stock of the Company's primary operating subsidiary, A&B Electronics, Inc. and substantially
all of the assets of the Company.   The initial term of the revolving loan is
one year, due March 18, 1997, and it bears interest at LIBOR (5 7/16%) plus 1.5% (or Wells Fargo's prime rate). As consideration for pledging the letters of credit, the Company issued warrants to FMR ("FMR Warrants") for the purchase of 500,000 shares of PCI Common Stock. The FMR Warrants have a term of ten years from issuance and were issued in two equal tranches. Warrants to purchase 250,000 shares were issued upon closing of the Revolving Loan at an exercise price of $4.50 per share. In September 1996, the Company issued warrants to purchase an additional 250,000 shares at an exercise price of $4.73 per share. The FMR Warrants were valued at $3.56 and $2.98 per warrant, respectively. The warrants were recorded as a discount to the Revolving Loan and are being amortized over the one-year initial term.

    Notes payable in 1995 included $1,000,000 payable to FMR Corp., the indirect parent of AMI, which was repaid in March 1996 from the proceeds of the Revolving Loan.

    The Company's Tower Sale is accounted for by the financing method (see note
3). The term of the finance obligation is dependent upon the five year term of the non-recourse note received by the Company in connection with the Tower Sale. As long as the non-recourse note receivable remains outstanding, the finance obligation will be amortized by the monthly lease payments, exclusive of an interest portion calculated at 12% per annum. Once the non-recourse note is paid in full, the Tower Sale will be recalculated and recorded as a sale of assets, the finance obligation will be eliminated, the lease payments (less any allocated gain on the sale) will be treated as an operating expense, and the towers will no longer be reported as an asset.

    Other long-term debt and short-term notes payable consist principally of notes payable to various third parties arising as a result of the Company's acquisitions (see note 2). Certain notes payable and other long-term debt are noninterest bearing for which the unamortized discount is $75,000 at December 31, 1995 and $39,000 at December 31, 1996. Other long-term debt accrues interest at rates ranging from 6% to 16% and has varying due dates from 1997 to 2010.

    The aggregate maturities of long-term debt and the finance obligation for the five years ending December 31, 2001 are as follows (in thousands):
1997 -- $1,853, 1998 -- $1,823, 1999 -- $1,786, 2000 -- $8,445, 2001 and
thereafter -- $71.

              PITTENCRIEFF COMMUNICATIONS, INC. AND SUBSIDIARIES

(6) INCOME TAXES

    Deferred income tax benefit consists of the following (in thousands):

    Year ended December 31, 1994:
       U.S. Federal...................   $(3,866)
       State..........................      (341)
                                         -------
                                         $(4,207)
                                         -------
                                         -------
    Year ended December 31, 1995:
       U.S. Federal...................   $(3,360)
       State..........................      (296)
                                         -------
                                         $(3,656)
                                         -------
                                         -------
    Year ended December 31, 1996:
       U.S. Federal...................   $(4,053)
       State..........................      (357)
                                         -------
                                         $(4,410)
                                         -------
                                         -------

    A reconciliation of the expected income tax benefit (using the statutory federal tax rate of 34% for all years) and actual income tax benefit is as follows (in thousands):

                                                1994       1995       1996
                                              -------    -------    -------
    Computed "expected" tax benefit.........  $(5,039)   $(3,196)   $(4,037)
    State income tax benefit, net of
     federal tax benefit....................     (342)      (296)      (357)
    Non-deductible reorganization expense...    1,160         --         12
    Other non-deductible expenses...........       14       (164)       (28)
                                              -------    -------    -------
                                              $(4,207)   $(3,656)   $(4,410)
                                              -------    -------    -------
                                              -------    -------    -------

    The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities at December 31, 1995 and 1996 are presented below (in thousands):

                                                         1995       1996
                                                        -------   --------
    Deferred tax assets:
      Current deferred tax assets:
        Other.........................................  $   248   $    286
      Non-current deferred tax assets:
        Net operating loss carryforwards..............    9,738     12,152
        Finance obligations principally due to sale
         and leaseback accounting adjustments.........    5,294      4,912
                                                        -------   --------
      Total non-current deferred tax assets...........   15,032     17,064
                                                        -------   --------
      Total deferred tax assets.......................   15,280     17,350
                                                        -------   --------
    Deferred tax liabilities:
      Non-current deferred tax liabilities:
        Property and equipment, principally due
         to differences in purchase accounting
         adjustments and depreciation.................    9,042      9,635
        Licenses, principally due to differences
         in purchase accounting adjustments and
         amortization.................................    5,236     21,655
                                                        -------   --------
      Total non-current deferred tax liabilities......   14,278     31,290
                                                        -------   --------
      Net deferred tax asset (liability)..............  $ 1,002   $(13,940)
                                                        -------   --------
                                                        -------   --------

             PITTENCRIEFF COMMUNICATIONS, INC. AND SUBSIDIARIES

    In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. Based upon an analysis of these matters, management believes it is more likely than not the Company will realize the benefits of these temporary differences and no valuation allowance has been provided.

         As of December 31, 1996, the Company and its subsidiaries have approximately $32,844,000 of federal income tax loss carryforwards, of which $17,700,000 is subject to an annual limitation on usage under Section 382 of the Internal Revenue Code of 1986, and all of which expire in years 2002 through 2011.

(7) STOCKHOLDERS' EQUITY

    STOCK OPTION PLANS

         At December 31, 1996, the Company has four stock-based compensation plans, which are described below. The Company applies APB Opinion 25 and related interpretations in accounting for each of its plans. Accordingly, no compensation cost has been recognized for its stock option plans. Had compensation cost for the Company's stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, the Company's net loss and loss per share would have increased to the pro forma amounts indicated below:

                                                           1995      1996
                                                         --------   -------

    Net Loss..................  As reported............  $(5,744)   $(7,463)
                                Pro Forma..............   (5,778)    (7,621)

    Primary loss per share....  As reported............  $ (0.41)   $ (0.29)
                                Pro Forma..............    (0.41)     (0.30)

         Pro forma net loss reflects only options granted in 1995 and 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options' vesting period of four years and compensation cost for options granted prior to January 1, 1995 is not considered. Fully diluted loss per share is not considered since its effect would be anti-dilutive.

         Under the 1993 and 1996 Stock Option Plans, the Company may grant options to its employees and directors for up to 1,060,000 and 1,000,000 shares of common stock respectively. Under the 1994 and 1996 Non-Employee Director Stock Option Plans, the Company may grant options to its non-employee directors for up to 60,000 and 90,000 shares of common stock respectively. Under each of the Company's plans, the exercise price of each option equals the market price of the Company's stock on the date of grant. Options generally become exercisable in 25% cumulative annual increments beginning one year from the date of grant and expire at the end of option periods of not more than six years. As of December 31, 1996, no options were granted under the 1996 Stock Option Plan.

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used: risk-free interest rates of 7.31 and 5.29 percent in 1995 and 1996, respectively, expected lives of 3.5 years, volatility of 50, and a zero dividend rate.

         On January 3, 1995 and January 24, 1995, the Company repriced 835,994 option shares to $5.25 per share and 15,000 option shares to $4.00 per share, respectively. The new price represented market value on the date of the repricing.

             PITTENCRIEFF COMMUNICATIONS, INC. AND SUBSIDIARIES

(7) STOCKHOLDERS' EQUITY (CONTINUED)

    A summary of the status of the Company's stock option plans as of December 31, 1994, 1995 and 1996, and changes during the years ending on those dates is presented below:

                                        1994                1995                 1996
                                 -------------------  ------------------   -----------------
                                            Weighted            Weighted            Weighted
                                             Average             Average             Average
                                            Exercise            Exercise            Exercise
Stock Options:                     Shares    Price     Shares    Price      Shares    Price
                                 ---------  --------  --------  --------   -------  --------
Outstanding at
  beginning of year............    395,000   $14.00    850,994   $14.98    779,602   $ 5.23
Granted........................    715,994    15.17     75,000     5.25    273,648     4.50
Exercised......................    (65,000)   14.00     (1,750)    5.25    (48,661)    5.25
Forfeited......................   (195,000)   14.00   (144,642)    5.25    (57,731)    5.25
                                  --------            --------             -------
Outstanding at end of year.....    850,994    14.98    779,602     5.23    946,858     5.01
                                  --------            --------             -------
                                  --------            --------             -------
Options exercisable at end
  of year......................     33,750    14.00    211,776     5.21    337,105     5.21

Weighted average fair value
  of options granted during
  the year.....................  $    6.58            $   2.32             $ $1.89

    The following table summarizes information about stock options outstanding at December 31, 1996:

                      Options Outstanding                                      Options Exercisable
----------------------------------------------------------------       -----------------------------------
                            Weighted-Average
 Range of       Number          Remaining                                 Number
 Exercise     Outstanding   Contractual Life    Weighted-Average        Exercisable       Weighted-Average
  Prices     at /12/31/96        (years)         Exercise Price        at /12/31/96        Exercise Price
-----------  ------------   ----------------    ----------------       ------------       ----------------
  $4.00          15,000            2.5                $4.00               11,250               $4.00
  $5.25         658,210            3.4                $5.25              325,855               $5.25
  $4.50         273,648            5.2                $4.50                   --                  --
                -------                                                  -------
$4.00-$5.25     946,858            3.9                $5.01              337,105               $5.21
                -------                                                  -------
                -------                                                  -------

    WARRANTS

    On May 30, 1995, the Company issued warrants to purchase 50,000 shares of common stock to Susquehanna Financial Group. The warrants have an exercise price of $8.75 per share and are exercisable commencing one year from issuance and have a term of five years from issuance.

    In 1995, the Company issued warrants to purchase 31,846 and 31,847 shares of common stock each, with exercise prices of $5.96 and $12.74 per share, respectively, to Toronto Dominion Investment, Inc. and Merita Bank Ltd. The warrants are exercisable commencing one year from issuance and have terms of five years.

              PITTENCRIEFF COMMUNICATIONS, INC. AND SUBSIDIARIES

(8)  LEASES

     The Company has operating leases for buildings, communication towers and land for varying periods. Generally, the leases have renewal options which are expected to be exercised upon expiration. Rent expense on operating leases was $3,063,000 in 1994, $3,510,000 in 1995, and $4,504,000 in 1996.
The aggregate future non-cancelable minimum rentals on operating leases are as follows (in thousands):

         1997                      $3,787
         1998                       2,063
         1999                       1,296
         2000                       3,969
         2001                       3,785
         Thereafter                $5,054


(9)  RELATED PARTY TRANSACTIONS

     In 1994, in connection with the purchase of a larger airplane, the Company sold its smaller airplane to a local broker. The smaller airplane was subsequently sold by the broker within a few days to two officers of the Company for substantially the same consideration. During 1994 and 1995, the Company paid approximately $17,000 and $9,000, respectively, to these officers for use of this airplane.


(10) REORGANIZATION

     On June 14, 1994, the stockholders of PLC approved a resolution effecting the voluntary liquidation of PLC. As part of this transaction a new United Kingdom company, Commsco Limited ("Commsco"), was formed as a
wholly owned subsidiary of the Company.   Pursuant to the Reorganization
Agreement between PLC, the Company, Commsco, and Pittencrieff Resources plc ("Resources"), the oil and gas business of PLC was transferred to Resources and PLC's communications business, consisting solely of the shares of PCI Common Stock held by Ukatex, was transferred to Commsco. In liquidation, PLC stockholders received one share of Resources and one A ordinary share of Commsco ("Commsco A Share") for each PLC share.

     On June 17, 1994, the Company exercised its right under the articles of association of Commsco to acquire all of the outstanding Commsco A Shares by exchanging 5 shares of PCI Common Stock for every 24 Commsco A Shares ("the Exchange"). The Company issued 6,365,218 shares of PCI Common Stock to the stockholders of Commsco in the Exchange. The Exchange was accounted for as a treasury stock transaction.


(11) EMPLOYEE BENEFIT PLAN

     During 1994, the Company adopted a 401(k) profit sharing plan for the benefit of its employees. Under the plan, eligible employees may request the Company to deduct and contribute a portion of their salary to the plan. The Company is obligated to make matching contributions to the plan in the amount of fifty percent of the employee's contribution, limited to three percent of the employee's salary. The Company made matching contributions of $153,000 during 1995 and $85,000 in 1996.


(12) MERGER TRANSACTION

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

                                                                     SCHEDULE II


              PITTENCRIEFF COMMUNICATIONS, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

                      THREE YEARS ENDED DECEMBER 31, 1996
                                (IN THOUSANDS)


                                      BALANCES AT                 CHARGES TO                      BALANCES
                                       BEGINNING    CHARGES TO      OTHER                        AT END OF
          DESCRIPTION                   OF YEAR      EARNINGS    ACCOUNTS (1)   DEDUCTIONS (2)      YEAR
------------------------------------  -----------   ----------   -----------    -------------    ---------
Allowance for doubtful accounts:

  Year ended December 31, 1994 . . .    $  337        $1,408        $  --          $  (490)        $1,255
                                        ------        ------        -----          -------         ------
                                        ------        ------        -----          -------         ------

  Year ended December 31, 1995 . . .    $1,255        $  898        $  13          $(1,602)        $  564
                                        ------        ------        -----          -------         ------
                                        ------        ------        -----          -------         ------

  Year ended December 31, 1996 . . .    $  564        $  356        $  --          $  (770)        $  150
                                        ------        ------        -----          -------         ------
                                        ------        ------        -----          -------         ------

Inventory obsolescence:
  Year ended December 31, 1994 . . .    $   --        $  400        $  --          $    --         $  400
                                        ------        ------        -----          -------         ------
                                        ------        ------        -----          -------         ------

  Year ended December 31, 1995 . . .    $  400        $  350        $  --          $  (650)        $  100
                                        ------        ------        -----          -------         ------
                                        ------        ------        -----          -------         ------

  Year ended December 31, 1996 . . .    $  100        $  300        $  --          $   (21)        $  379
                                        ------        ------        -----          -------         ------
                                        ------        ------        -----          -------         ------

--------------------
(1)  Relates to accounts receivable acquired by acquisitions.
(2)  Relates to write-off of doubtful receivables and obsolete inventory.