Form 10-Q
period 1997-03-31
PITTENCRIEFF COMMUNICATIONS INC
filed 1997-05-09
CIK 903869

                        SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C.   20549

                                   FORM 10-Q



                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


       FOR QUARTER ENDED MARCH 31, 1997     COMMISSION FILE NUMBER 0-21840
                         --------------                            -------


                        PITTENCRIEFF COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)


               STATE OF DELAWARE                         75-2609476
   ---------------------------------------------------------------------
        (State or other jurisdiction of               (I.R.S. Employer
         incorporation or organization)              Identification no.)


   1 VILLAGE DRIVE, SUITE 500, ABILENE, TEXAS              79606
   ---------------------------------------------------------------------
    (Address of principal executive offices)             (Zip Code)


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

                        Yes      X        No
                            -----------      -----------

The number of shares outstanding on the Registrant's common stock as of May 6, 1997, was 26,163,225 shares of common stock.

                        PITTENCRIEFF COMMUNICATIONS, INC.

                               INDEX TO FORM 10-Q

                                 MARCH 31, 1997

PART I.             FINANCIAL INFORMATION

Item 1:   FINANCIAL STATEMENTS

          Consolidated Condensed Balance Sheets
          as of December 31, 1996 and March 31, 1997.                         3

          Consolidated Condensed Statements of
          Operations for the Three Months Ended
          March 31, 1996 and 1997.                                            4

          Consolidated Condensed Statements of
          Cash Flows for the Three Months Ended
          March 31, 1996 and 1997.                                            5

          Notes to Consolidated Condensed Financial
          Statements                                                        6-8


ITEM 2:   Management's Discussion and
          Analysis of Financial Condition and
          Results of Operations.                                           9-11

PART II.  OTHER INFORMATION

ITEM 6:   Exhibits and Reports on Form 8-K                                   11

               PITTENCRIEFF COMMUNICATIONS, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (in thousands, except share data)

                                     ASSETS


                                                           December 31,      March 31,
                                                               1996            1997
                                                          -------------     ----------
                                                          (Derived from     (Unaudited)
                                                             audited
                                                           statements)
 Current Assets:
    Cash and cash equivalents.............................. $  4,552         $  4,374
    Accounts receivable:
       Trade, less allowance for doubtful accounts of
       $150 in 1996 and $169 in 1997.......................    2,603           2,308
    Inventories............................................    4,072           3,922
    Deferred income taxes..................................      286             286
    Prepaid expenses and other current assets..............      553             462
                                                            --------        --------
       Total current assets................................   12,066          11,352
 Property and equipment, net (note 3)......................   38,494          37,549
 FCC licenses and other assets, net........................  116,197         115,161
 Goodwill, net of accumulated amortization of
    $766 in 1996 and $943 in 1997..........................   18,746          18,569
                                                            --------        --------
                                                            $185,503        $182,631
                                                            --------        --------
                                                            --------        --------
                       LIABILITIES AND SHAREHOLDERS' EQUITY

 Current Liabilities:
    Notes payable.......................................... $  1,584        $  2,075
    Current portion of long-term debt and finance
     obligation............................................    1,853           1,820
    Accounts payable.......................................      960             715
    Accrued liabilities....................................    2,371           2,183
                                                            --------        --------
       Total current liabilities...........................    6,768           6,793
                                                            --------        --------
Long-term debt, excluding current portion..................      581             449
 Finance obligation, excluding current portion.............   11,544          11,425
 Deferred income taxes.....................................   14,226          13,247
 Shareholders' equity
    Common stock, $.01 par value, authorized 50,000,000 shares:
       outstanding 26,163,225 shares in 1996 and 1997......      262             262
    Additional paid-in capital.............................  175,352         175,352
    Accumulated deficit....................................  (23,230)        (24,897)
                                                            --------        --------
       Total shareholders' equity..........................  152,384         150,717
                                                            --------        --------
                                                            $185,503        $182,631
                                                            --------        --------
                                                            --------        --------

     See accompanying notes to consolidated condensed financial statements.

              PITTENCRIEFF COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                      (in thousands, except per share data)

                                                   Three months ended
                                                        March 31,
                                                   ---------------------
                                                   1996           1997
                                                  -------        -------
Revenues:
     Radio services revenue....................   $ 5,380        $ 5,507
     Rental income............................        514            397
     Equipment and parts sales................      3,246          2,289
                                                  -------        -------
                                                    9,140          8,193
Costs and expenses related to revenues:
     Cost of operations.......................      4,807          4,293
     Cost of equipment and parts sales........      2,733          1,954
     General and administrative...............      1,853          1,698
     Depreciation and amortization............      2,093          2,090
                                                  -------        -------
                                                   11,486         10,035
                                                  -------        -------
          Operating loss......................     (2,346)        (1,842)
                                                  -------        -------
Other income (expense):
     Interest expense, .......................       (559)          (937)
     Gain on sales of assets, net (note 3)....        887            124
     Interest income and other................         39              9
                                                  -------        -------
                                                      367           (804)
                                                  -------        -------
Loss before income taxes......................     (1,979)        (2,646)
Income tax benefit............................       (732)          (979)
                                                  -------        -------
          Net loss............................    $(1,247)       $(1,667)
                                                  -------        -------
                                                  -------        -------
Net loss per common share and
     share equivalent.........................    $ (0.05)       $ (0.06)
                                                  -------        -------
                                                  -------        -------

See accompanying notes to consolidated condensed financial statements.

               PITTENCRIEFF COMMUNICATIONS, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                        (in thousands, except share data)

                                                                  Three months ended
                                                                       March 31,
                                                                  -----------------
                                                                    1996      1997
                                                                  -------   -------
Cash flows from operating activities:
  Net loss..................................................      $(1,247)  $(1,667)
  Adjustments to reconcile net loss to
  net cash provided by (used in) operating activities:
    Depreciation............................................        1,343     1,129
    Amortization of FCC licenses and other assets...........          748       784
    Amortization of goodwill................................           --       177
    Provision for doubtful accounts.........................          185        82
    Provision for obsolete inventory........................           --        75
    Accretion and amortization of debt discount.............           66       518
    Gain on disposition of assets, net......................         (887)     (124)
    Deferred income taxes...................................         (732)     (979)
    Change in assets and liabilities, net of effects
    from acquisitions:
      Accounts receivable...................................          (17)      213
      Inventories, prepaid expenses and
        other current assets................................          260       217
      Accounts payable and accrued liabilities..............       (2,130)     (181)
                                                                  -------   -------
      Net cash provided by (used in) operating activities...       (2,411)      244

Cash flows from investing activities:
    Acquisitions, net of cash acquired......................         (286)       --
    Capital expenditures....................................         (507)     (238)
    FCC licenses and other assets...........................          (64)       --
    Proceeds from sale of assets............................          310       127
                                                                  -------   -------
      Net cash used in investing activities.................         (547)     (111)

Cash flows from financing activities:
    Payments on notes payable...............................       (3,023)       --
    Payments on other long-term debt........................         (373)     (229)
    Payments on finance obligation..........................         (248)     (273)
    Proceeds from other long-term debt and notes payable....        6,528        --
    Proceeds from finance obligation........................          191       191
                                                                  -------   -------
      Net cash provided by (used in) financing activities...        3,075      (311)
                                                                  -------   -------
Net increase (decrease) in cash and cash equivalents........          117      (178)
Cash and cash equivalents at beginning of period............          568     4,552
                                                                  -------   -------
Cash and cash equivalents at end of period..................       $  685    $4,374
                                                                  -------   -------
                                                                  -------   -------

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

     (c)  Interim Financial Information

          In the opinion of management, the accompanying unaudited consolidated condensed financial information of the Company contains all adjustments, consisting only of those of a recurring nature, necessary to present fairly the Company's financial position as of March 31, 1997, the results of operations for the three months ended March 31, 1996 and 1997, and the consolidated condensed statements of cash flows for the three months ended March 31, 1996 and 1997. These financial statements are for interim periods and do not include all detail normally provided in annual financial statements and should be read in conjunction with the Company's 1996 Annual Report on Form 10-K. The results of operations for the three months ended 1996 and 1997 are not necessarily indicative of the results to be expected for the respective full years.

      (d) Net Loss Per Common Share

          Net loss per common share and share equivalent is based on the net loss applicable to the weighted average number of common and common equivalent shares outstanding of 24,020,526 and 26,163,225 for the three months ended March 31, 1996 and 1997, respectively. Common stock equivalents were excluded from the calculations because the effect would be antidilutive.

               PITTENCRIEFF COMMUNICATIONS, INC. AND SUBSIDIARIES

(2)  ACQUISITIONS AND DISPOSITIONS

     On January 16, 1996, the Company completed its Agreement and Plan of Merger with Pittencrieff Communications, Inc., a Delaware corporation ("New PCI"), pursuant to which the Company merged into New PCI, with New PCI as the surviving corporation. Also on January 16, 1996, the Company finalized the Contribution Agreement among New PCI, Advanced MobileComm, Inc., a Massachusetts corporation, and a number of related and unrelated companies and individuals (collectively, the "AMI Parties"), pursuant to which the AMI Parties contributed to New PCI certain SMR assets and all the capital stock of certain of the AMI Parties in exchange for 11,909,842 unregistered shares of the common stock $0.01 par value of New PCI.

     In May 1996, the Company completed the acquisition of 26 800 MHz SMR channels in Phoenix, Arizona for additional cash consideration of $1.5 million. The acquisition, as originally structured, had an initial closing in 1994 pending FCC approval, but the Company was relieved of its obligation to complete the transaction because of the lack of timely FCC action. The FCC subsequently approved the transfer of certain licenses, and the acquisition was restructured on that basis.

     The Company used the purchase method to account for these acquisitions. The results of the acquired operations have been included in the Company's consolidated statements of operations from the acquisition dates.

     In June 1996, the Company transferred certain 2 GHz licenses located in Arizona as the result of FCC auctions for Personal Communications Service licenses. The compensation received for these licenses was paid with cash of $375,000 and short-term notes receivable of $775,000 which have been fully paid.

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

     The fair values assigned to assets acquired and liabilities assumed, net of cash acquired in these acquisitions, are as follows (in thousands):

                                                            1996        1997
                                                         ---------    -------
          Net working capital... . . . . . . . . . . .   $     199    $  --
          Property and equipment . . . . . . . . . . .       2,173
          FCC Licenses and other assets. . . . . . . .      60,103
          Goodwill.. . . . . . . . . . . . . . . . . .      19,512
          Deferred income tax liability. . . . . . . .    (19,353)
                                                         ---------    -------
          Net purchase price . . . . . . . . . . . . .   $  62,634    $  --
                                                         ---------    -------
                                                         ---------    -------

     The acquisitions were paid for as follows (in thousands):

                                                            1996        1997
                                                         ---------    -------
          Cash.. . . . . . . . . . . . . . . . . . . .   $     286    $  --
          Notes payable and long-term debt . . . . . .         182
          Common stock.. . . . . . . . . . . . . . . .      62,166
                                                         ---------    -------
                                                         $  62,634    $  --
                                                         ---------    -------
                                                         ---------    -------

               PITTENCRIEFF COMMUNICATIONS, INC. AND SUBSIDIARIES

     Unaudited pro forma financial information for the three months ended March 31, 1996 and 1997 as though the 1996 acquisitions and dispositions had occurred as of January 1, 1996, is as follows (in thousands, except per share amounts):

                                                       1996       1997
                                                     -------    -------
          Revenues.. . . . . . . . . . . . . . . . . $ 9,557    $ 8,193
          Operating loss.. . . . . . . . . . . . . .  (2,337)    (1,842)
          Loss before income taxes . . . . . . . . .  (1,687)    (2,646)
          Net loss . . . . . . . . . . . . . . . . .  (1,063)    (1,667)
          Net loss per common share and
          share equivalent . . . . . . . . . . . . .   (0.04)     (0.06)

     The pro forma financial information does not purport to present the results of operations that would have occurred had the transactions been consummated on the date indicated or the Company's results for any future period.

(3)  MERGER TRANSACTION

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

(4)  RECENT AUTHORITATIVE PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE. FASB Statement No. 128 supersedes APB Opinion No. 15, EARNINGS PER SHARE, and specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS") for entities with publicly held common stock or potential common stock. It replaces Primary EPS and Fully Diluted EPS with Basic EPS and Diluted EPS, respectively. Basic EPS, unlike Primary EPS, excludes all dilution while Diluted EPS, like Fully Diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The Company does not believe its adoption in 1997 of Statement No. 128, EARNINGS PER SHARE, will have a material effect on its computation or presentation of earnings per share information.

               PITTENCRIEFF COMMUNICATIONS, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                       OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS
                                 MARCH 31, 1997

RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 1997, COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

Total revenues decreased to $8.2 million in the first three months of 1997 from $9.1 million in the same period of 1996, a decrease of 10%. Increases in radio services revenue were offset by declines in equipment and parts sales and rental revenues. Equipment and parts sales decreased 29% from $3.2 million in the first three months of 1996 to $2.3 million in 1997. The decrease was primarily due to the consolidation and closure of certain of the Company's sales and service centers. Rental revenues decreased 23% from $514,000 in 1996 to $397,000 in 1997 reflecting a continued decrease in the Company's emphasis on rental programs. Decreases in rental revenues and equipment and parts sales were offset by a $127,00 increase in radio services revenue.

Cost of operations in the first quarter of 1997 decreased 11% to $4.3 million, compared with $4.8 million in the first three months of 1996. This decrease can primarily be attributed to the realization of savings related to the consolidation and closure of certain of the Company's sales and service centers. Cost of equipment and parts as a percentage of equipment and parts sales increased from 84% in 1996 to 85% in 1997 which reflects continued pricing competition in certain of its markets.

General and administrative expenses in the first three months of 1997 decreased to $1.7 million from $1.9 million in the first quarter of 1996, a decrease of 8%. This decrease is primarily attributable to the continued realization of efficiencies related to the implementation of a new information system, a reduced administrative burden resulting from the consolidation and closure of certain sales and service centers and reduced acquisition activity.

EBITDA for the first three months of 1997 increased to $248,000 from ($253,000) in the first three months of 1996. This increase is principally due to a combination of operational and administrative efficiencies realized with the closure and consolidation of certain sales and service centers and continued savings related to the implementation of the Company's new information systems. ("EBITDA" is defined as earnings before interest, taxes, depreciation, amortization, and other income (expense).)

Depreciation and amortization expense in the first three months of 1997 remained substantially unchanged at $2.1 million when compared to the first three months of 1996. This is due primarily to minimal acquisition activity and a relative balance between capital expenditures and retirements during the period.

Other income (expense) includes interest expense, interest income, and gains on sales of assets. Interest expense increased $378,000 to $937,000 in the first three months of 1997 as a result of the accelerated amortization of debt discount associated with warrants issued in connection with the Company's revolving line of credit. The principal factor contributing to the $1.2 million decrease in other income (expense) is $1.1 million in gain on sales related to the sale of certain 2 GHz licenses which occurred in the first three months of 1996.

Income tax benefit for the first three months of 1996 and 1997 reflects the Company's income taxes at combined U.S. federal and state tax rates.

               PITTENCRIEFF COMMUNICATIONS, INC. AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

     CASH FLOWS FROM OPERATING ACTIVITIES:

     During the first three months of 1997 the Company experienced positive cash flow from operating activities of $244,000 compared to negative cash flow of $2.4 million during the same period in 1996. This increase can be attributed to the significant use of working capital in 1996 to reduce accounts payable and accrued liabilities which amounted to a $2.1 million net change between 1996 and 1997. Also, during the first three months of 1997, non-cash adjustments to the net loss were $939,000 more than 1996.

     CASH FLOWS FROM INVESTING ACTIVITIES

     Negative cash flows from investing activities of $111,000 were realized during the first three months of 1997 compared to negative cash flow of $547,000 for the first three months of 1996. This increase can be attributed to the absence of acquisition activity in 1997 along with a reduced level of capital expenditures which were offset by the proceeds from sales of assets.

     CASH FLOWS FROM FINANCING ACTIVITIES

     During 1996, the Company utilized $7 million of its revolving line of credit ("Revolving Loan") with Wells Fargo Bank (Texas), N.A. ("Wells Fargo"), formerly First Interstate Bank of Texas, N.A., to fund excess working capital and provide financing for acquisitions and the Company's participation in the 900 MHz Auctions. The Company subsequently utilized $5 million in proceeds from the sale of assets to reduce this indebtedness. The remaining $2 million payable under the Revolving Loan matured in March 1997 at the expiration of the initial one year term of the credit facility. However, the revolving loan was renewed for an additional six month term due September 1997 and will be repaid prior to the closing of the pending merger with Nextel Communications, Inc.

     CURRENT LIQUIDITY AND FUTURE CAPITAL NEEDS

     On March 31, 1997, the Company had cash and cash equivalents of approximately $4.4 million. The Company also had $15.8 million in long-term debt, notes payable, and a finance obligation at March 31, 1997. Third party indebtedness predominantly consisted of the Wells Fargo credit facility, various capital asset financings, the finance obligation related to the tower sale, and amounts due to sellers of acquired companies or assets. Although the Company provides for deferred income taxes on its financial accounting income, it has access to net operating loss carryforwards for tax purposes of approximately $32.8 million as of December 31, 1996, of which $17.7 million is subject to a limitation under Section 382 of the Internal Revenue Code of 1986. However, the available net operating losses are expected to defer the payment of federal income tax in 1997.

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

               PITTENCRIEFF COMMUNICATIONS, INC. AND SUBSIDIARIES

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

     This Report includes "forward-looking statements" as that phrase is defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended ("Exchange Act"). All statements other than statements of historical or current facts, including, without limitation, statements under the foregoing "Management's Discussion and Analysis of Financial Condition and Results of Operations" section regarding the Company's financial position, business strategy, and plans and objectives of management of the Company for future operations, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, such forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from the Company's expectations. Such risks and uncertainties include, without limitation, fluctuations in demand, loss of subscribers, the quality and price of similar or comparable wireless communications services, regulatory delays, termination of proposed transactions, access to sources of capital, and general economic conditions in the Southwest and the United States.

PART II:  OTHER INFORMATION

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

          27   Financial Data Schedules

     (b)  Reports on Form 8-K.

          None.

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

                       PITTENCRIEFF COMMUNICATIONS, INC.
                                 (Registrant)

Date:  May 6, 1997     /s/  Warren D. Harkins
                       ---------------------------------------------------
                       President and Chief Executive Officer
                       Duly Authorized Officer of the Registrant


                       /s/  Thomas R. Modisett
                       ---------------------------------------------------
                       Chief Financial Officer, Vice President - Finance, Treasurer and Assistant Secretary
                       Chief Financial and Accounting Officer