Form 10-Q
period 1997-06-30
PITTENCRIEFF COMMUNICATIONS INC
filed 1997-08-11
CIK 903869

                          SECURITIES AND EXCHANGE COMMISSION

                                WASHINGTON, D.C. 20549

                                      FORM 10-Q



                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934


          FOR QUARTER ENDED JUNE 30, 1997     COMMISSION FILE NUMBER 0-21840
                            -------------                            -------

                          PITTENCRIEFF COMMUNICATIONS, INC.
                          ---------------------------------
                (Exact name of registrant as specified in its charter)



                      STATE OF DELAWARE                  75-2609476
                      ---------------------------------------------
               (State or other jurisdiction of        (I.R.S. Employer
                incorporation or organization)       Identification no.)


                1 VILLAGE DRIVE, SUITE 500, ABILENE, TEXAS           79606
                ----------------------------------------------------------
                 (Address of principal executive offices)         (Zip Code)


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

                           Yes _____X_____   No ___________



The number of shares outstanding on the Registrant's common stock as of August 8, 1997, was 26,163,225 shares of common stock.

                          PITTENCRIEFF COMMUNICATIONS, INC.

                                  INDEX TO FORM 10-Q

                                    JUNE 30, 1997




PART I.     FINANCIAL INFORMATION


ITEM 1:     FINANCIAL STATEMENTS

            Consolidated Condensed Balance Sheets
            as of December 31, 1996 and June 30, 1997.                 3

            Consolidated Condensed Statements of Operations
            for the Three Months and Six Months Ended
            June 30, 1996 and 1997.                                    4

            Consolidated Condensed Statements of Cash Flows
            for the Six Months Ended June 30, 1996 and 1997.           5

            Notes to Consolidated Condensed Financial Statements     6-8


ITEM 2:     Management's Discussion and
            Analysis of Financial Condition and
            Results of Operations.                                  9-12


PART II.    OTHER INFORMATION


ITEM 6:     Exhibits and Reports on Form 8-K                          12

                  PITTENCRIEFF COMMUNICATIONS, INC. AND SUBSIDIARIES
                        CONSOLIDATED CONDENSED BALANCE SHEETS
                          (in thousands, except share data)

                                         ASSETS
                                                  December 31,        June 30,
                                                      1996              1997
                                              -------------------    -----------
                                                 (Derived from       (Unaudited)
                                              audited statements)
Current Assets:
  Cash and cash equivalents..................       $  4,552          $  4,467
  Accounts receivable:
    Trade, less allowance for doubtful
     accounts of $150 in 1996 and $121 in
     1997....................................          2,603             2,645
  Inventories................................          4,072             3,555
  Deferred income taxes......................            286               286
  Prepaid expenses and other current assets..            553               464
                                                    --------          --------
    Total current assets.....................         12,066            11,417
Property and equipment, net..................         38,494            36,353
FCC licenses and other assets, net...........        116,197           114,403
Goodwill, net of accumulated amortization
 of $766 in 1996 and $1,138 in 1997..........         18,746            18,374
                                                    --------          --------
                                                    $185,503          $180,547
                                                    --------          --------
                                                    --------          --------

                         LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Notes payable..............................       $  1,584          $  2,075
  Current portion of long-term debt and
   finance obligation........................          1,853             1,774
  Accounts payable...........................            960               549
  Accrued liabilities........................          2,371             2,791
                                                    --------          --------
    Total current liabilities................          6,768             7,189
                                                    --------          --------
Long-term debt, excluding current portion....            581               330
Finance obligation, excluding current
 portion.....................................         11,544            11,083
Deferred income taxes........................         14,226            12,500
Shareholders' equity
  Common stock, $.01 par value, authorized
   50,000,000 shares:
    outstanding 26,163,225 shares in 1996
     and 1997................................            262               262
  Additional paid-in capital.................        175,352           175,352
  Accumulated deficit........................        (23,230)          (26,169)
                                                    --------          --------
    Total shareholders' equity...............        152,384           149,445
                                                    --------          --------
                                                    $185,503          $180,547
                                                    --------          --------
                                                    --------          --------


     See accompanying notes to consolidated condensed financial statements

             PITTENCRIEFF COMMUNICATIONS, INC. AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                (Unaudited)
                   (in thousands, except per share data)

                                                      Three months ended    Six months ended
                                                            June 30,            June 30,
                                                      ------------------    ------------------
                                                        1996       1997      1996       1997
                                                      -------    -------    -------    -------
Revenues:
  Radio services revenue............................  $ 5,754    $ 5,792    $11,134    $11,299
  Rental income.....................................      483        362        997        759
  Equipment and parts sales.........................    3,890      2,523      7,136      4,812
                                                      -------    -------    -------    -------
                                                       10,127      8,677     19,267     16,870
Costs and expenses related to revenues:
  Cost of operations................................    4,700      4,445      9,507      8,738
  Cost of equipment and parts sales.................    3,423      2,059      6,156      4,013
  General and administrative........................    1,853      1,570      3,706      3,268
  Depreciation and amortization.....................    2,315      2,307      4,408      4,397
                                                      -------    -------    -------    -------
                                                       12,291     10,381     23,777     20,416
                                                      -------    -------    -------    -------
    Operating loss..................................   (2,164)    (1,704)    (4,510)    (3,546)
Other income (expense):
  Interest expense..................................     (548)      (436)    (1,107)    (1,373)
  Gain on sales of assets, net (note 2).............      197         30      1,084        154
  Interest income and other.........................      104         91        143        100
                                                      -------    -------    -------    -------
                                                         (247)      (315)       120     (1,119)
                                                      -------    -------    -------    -------
Loss before income taxes............................   (2,411)    (2,019)    (4,390)    (4,665)
Income tax benefit..................................     (892)      (747)    (1,624)    (1,726)
                                                      -------    -------    -------    -------
    Net loss........................................  $(1,519)   $(1,272)   $(2,766)   $(2,939)
                                                      =======    =======    =======    =======
Net loss per common share and
 share equivalent...................................  $ (0.06)   $ (0.05)   $ (0.11)   $ (0.11)
                                                      =======    =======    =======    =======

     See accompanying notes to consolidated condensed financial statements.

                  PITTENCRIEFF COMMUNICATIONS, INC. AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                     (Unaudited)
                        (in thousands, except per share data)


                                                             Six months ended
                                                                  June 30,
                                                             ------------------
                                                               1996       1997
Cash flows from operating activities:                        -------    -------
  Net loss.................................................. $(2,766)   $(2,939)
  Adjustments to reconcile net loss to
  net cash provided by (used in) operating activities:
    Depreciation............................................   2,700      2,470
    Amortization of FCC licenses and other assets...........   1,480      1,555
    Amortization of goodwill................................     228        372
    Provision for doubtful accounts.........................     325        109
    Provision for inventory obsolescence....................     150        150
    Accretion and amortization of debt discount.............      89        517
    Gain on sale of assets, net.............................  (1,084)      (154)
    Deferred income taxes...................................  (1,624)    (1,726)
    Change in assets and liabilities, net of effects
    from acquisitions:
      Accounts receivable...................................     581       (176)
      Inventories, prepaid expenses and
       other current assets.................................   1,144        527
      Accounts payable and accrued liabilities..............  (3,101)         9
                                                             -------    -------
  Net cash provided by (used in) operating activities.......  (1,878)       714

Cash flows from investing activities:
  Acquisitions, net of cash acquired........................  (1,725)        --
  Capital expenditures......................................    (675)      (390)
  FCC licenses and other assets.............................    (146)        (3)
  Proceeds from sale of assets..............................     643        411
                                                             -------    -------
  Net cash provided by (used in) investing activities.......  (1,903)        18

Cash flows from financing activities:
  Payments on notes payable.................................  (3,038)        --
  Payments on other long-term debt..........................    (826)      (455)
  Payments on finance obligation............................    (501)      (553)
  Proceeds from other long-term debt and notes payable......   8,562         --
  Proceeds from finance obligation..........................     191        191
  Net proceeds from issuance of common stock................     250         --
                                                             -------    -------
  Net cash provided by (used in) financing activities.......   4,638       (817)
                                                             -------    -------

Net increase (decrease) in cash and cash equivalents........     857        (85)
Cash and cash equivalents at beginning of period............     568      4,552
                                                             -------    -------
Cash and cash equivalents at end of period.................. $ 1,425    $ 4,467
                                                             =======    =======

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

     (c)  Interim Financial Information

          In the opinion of management, the accompanying unaudited consolidated condensed financial information of the Company contains all adjustments, consisting only of those of a recurring nature, necessary to present fairly the Company's financial position as of June 30, 1997, the results of operations for the three months and six months ended June 30, 1997 and 1996, and the consolidated condensed statements of cash flows for the six months ended June 30, 1997 and 1996. These financial statements are for interim periods and do not include all detail normally provided in annual financial statements and should be read in conjunction with the Company's 1996 Annual Report on Form 10-K. The results of operations for the six months ended 1997 and 1996 are not necessarily indicative of the results to be expected for the respective full years.

     (e)  Net Loss Per Common Share

          Net loss per common share and share equivalent is based on the net loss applicable to the weighted average number of common and common equivalent shares outstanding of 26,163,225 and 26,133,841 for the three months ended June 30, 1997 and 1996, respectively, and 26,163,225 and 25,077,183 for the six months ended June 30, 1997 and 1996 respectively. Common stock equivalents were excluded because the effect would be antidilutive.

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

     The unaudited fair values assigned to assets acquired and liabilities assumed, net of cash acquired in these acquisitions, are as follows (in thousands):

                                                   1996        1997
                                                 --------    --------
     Net working capital......................   $    199    $     --
     Property and equipment...................      2,317
     FCC Licenses and other assets............     61,557
     Goodwill.................................     19,512
     Deferred income tax liability............    (19,353)
                                                 --------    --------
     Net purchase price.......................   $ 64,232    $     --
                                                 ========    ========

     The acquisitions were paid for as follows (in thousands):

                                                   1996        1997
                                                 --------    --------
     Cash.....................................   $  1,725    $     --
     Notes payable and long-term debt.........        341
     Common stock.............................     62,166
                                                 --------    --------
                                                 $ 64,232    $     --
                                                 ========    ========

              PITTENCRIEFF COMMUNICATIONS, INC. AND SUBSIDIARIES

(2)  ACQUISITIONS AND DISPOSITIONS (CONTINUED)

     Unaudited pro forma financial information for the six months ended June 30, 1996 and 1997 as though the 1996 acquisitions and dispositions had occurred as of January 1, 1996, is as follows (in thousands, except per share amounts):

                                                  1996         1997
                                                --------     --------
     Revenues.................................  $ 19,684     $ 16,870
     Operating loss...........................    (4,501)      (3,546)
     Loss before income taxes.................    (4,098)      (4,665)
     Net loss.................................    (2,582)      (2,939)
     Net loss per common share and
      share equivalent........................     (0.10)       (0.11)

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

(4)  RECENT AUTHORITATIVE PRONOUNCEMENTS

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, EARNINGS PER SHARE. FASB Statement No. 128 supersedes APB Opinion No. 15, EARNINGS PER SHARE, and specifies the computation, presentation, and disclosure requirements for earnings per share ("EPS") for entities with publicly held common stock or potential common stock. It replaces Primary EPS and Fully Diluted EPS with Basic EPS and Diluted EPS, respectively. Basic EPS, unlike Primary EPS, excludes all dilution while Diluted EPS, like Fully Diluted EPS, reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The Company's adoption in 1997 of Statement No. 128, EARNINGS PER SHARE, had no effect on stated earnings per share for the three month and six month periods ended June 30, 1996 and 1997.

              PITTENCRIEFF COMMUNICATIONS, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OF FINANCIAL CONDITION AND RESULTS
                                OF OPERATIONS
                                JUNE 30, 1997

RESULTS OF OPERATIONS

     SIX MONTHS ENDED JUNE 30, 1997, COMPARED TO SIX MONTHS ENDED JUNE 30, 1996

Total revenues for the first six months of 1997 decreased 12% to $16.9 million compared to the same period in 1996. The decrease was primarily due to reduced equipment and parts sales and rental revenues. Equipment and parts sales declined 33% to $4.8 million from $7.1 million in the first six months of 1996. The decrease was primarily due to the consolidation and closure of certain of the Company's sales and service centers. Rental revenues decreased by 24% from $997,000 in 1996 to $759,000 during the first six months of 1997 which reflects the continued decrease in the company's emphasis on rental programs.

Cost of operations during the six month period ended June 30, 1997, decreased to $8.7 million, down 8% compared to $9.5 million in the same period of 1996. This decrease can be attributed to the realization of savings related to the consolidation and closure of certain of the Company's sales and service centers. Cost of equipment and parts as a percentage of sales decreased from 86% in 1996 to 83% in 1997 which reflects an easing of the pricing competition which the Company has experienced in certain of its markets.

General and administrative expenses in the first six months of 1997 decreased 12% to $3.3 million compared with $3.7 million in the first six months of 1996. This decrease is primarily attributable to the continued realization of efficiencies related to the implementation of a new information system and a reduced administrative burden resulting from the consolidation and closure of sales and service centers.

EBITDA for the period ended June 30, 1997 increased to $851,000 compared to ($102,000) during the same period in 1996. This improvement is principally due to the combined operating and administrative efficiencies related to the consolidation and closure of sales and service centers along with increased profit margins on sales of equipment and parts. ("EBITDA" is defined as earnings before interest, taxes, depreciation, amortization and other income (expense)).

Depreciation and amortization expenses for the first six months of 1997 remained substantially unchanged at $4.4 million when compared to the same period of 1996. This reflects the absence of additional acquisition related activity over the period and a relative balance between capital expenditures and retirements.

Other income (expense) includes interest expense, interest income and gains on sales of assets. Interest expense increased $266,000 to $1.4 million in the first six months of 1997 as a result of the accelerated amortization of debt discount associated with warrants issued in connection with the Company's revolving line of credit. The principal factor contributing to the $1.2 million decrease in other income (expense) is $1.1 million in gain on sales of assets related to the sale of certain 2 GHz licenses which occurred in the first six months of 1996.

Income tax benefit for the first six months of 1996 and 1997 reflects the Company's income taxes at combined U.S. federal and state tax rates.

              PITTENCRIEFF COMMUNICATIONS, INC. AND SUBSIDIARIES


     THREE MONTHS ENDED JUNE 30, 1997, COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

Total revenues in the second quarter of 1997 decreased to $8.7 million from $10.1 million in the same period of 1996, a decrease of 14%. The principal factor in this decrease was a 35% decrease in equipment and parts sales which declined due the consolidation and closure of certain of the Company's sales and service centers. Additionally, rental revenues during the second quarter decreased 25% from $483,000 to $362,000 in 1997 reflecting the continued decrease in the Company's emphasis on rental programs.

Cost of operations decreased to $4.4 million for the three months ended June 30, 1997, a 5% decrease over the same period in 1996. This decrease reflects the reduced operational costs related to the consolidation and closure of sales and service centers. Cost of equipment and parts as a percentage of sales decreased from 88% in 1996 to 82% in 1997 which reflects an easing of the pricing competition which the Company has experienced in certain of its markets.

General and administrative expenses in the second quarter of 1997 decreased to $1.6 million compared with $1.9 million in the same period of 1996. This 15% decrease is attributable to the continued realization of efficiencies related to the implementation of a new information system and a reduced administrative burden resulting from the consolidation and closure of sales and service centers.

EBITDA for the three month period ended June 30, 1997, increased to $603,000 compared to $151,000 in the same period in 1996. This increase is principally due to the combination of operational and administrative efficiencies related to the consolidation and closure of certain sales and service centers as well as improved profit margins on sales of equipment and parts.

Depreciation and amortization expense in the second quarter of 1997 remained substantially unchanged at $2.3 million when compared to the same period of 1996. This reflects the absence of additional acquisition related activity over the period and a relative balance between capital expenditures and retirements.

Other income (expense) includes interest expense, interest income and gains on sales of assets. Interest expense for the second quarter of 1997 declined to $436,000 from $548,000 in the same period of 1996. This decrease reflects the reduction in long term debt and the absence of interest expense related to debt discounts which were fully amortized during the first quarter of 1997. Reduced interest expense was offset by a decrease in gain on sales of assets of $167,000 from the same period in 1996.

Income tax benefit for the three months ended June 30, 1997 and 1996 reflects the Company's income taxes at combined U.S. federal and state tax rates.

              PITTENCRIEFF COMMUNICATIONS, INC. AND SUBSIDIARIES

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS FROM OPERATING ACTIVITIES:

During the first six months of 1997, the Company experienced positive cash flow from operating activities of $714,000 compared to negative cash flow of $1.9 million during the same period in 1996. This increase can be attributed to the significant use of working capital in 1996 to reduce accounts payable and accrued liabilities which amounted to a $3.1 million net change between 1996 and 1997. Additionally, net income for the first six months of 1996 included a $1.1 million gain on sales of assets component compared with $154,000 during the first six months of 1997.

CASH FLOWS FROM INVESTING ACTIVITIES

Positive cash flows from investing activities of $18,000 were realized during the first six months of 1997 compared to negative cash flow of $1.9 million during the same period of 1996. This increase is due to the absence of acquisition related activity in 1997 along with a reduced level of capital expenditures.

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

CURRENT LIQUIDITY AND FUTURE CAPITAL NEEDS

     On June 30, 1997, the Company had cash and cash equivalents of approximately $4.5 million. The Company also had $15.3 million in long-term debt, notes payable, and a finance obligation at June 30, 1997. Third party indebtedness predominantly consisted of the Wells Fargo credit facility, various capital asset financings, the finance obligation related to the 1995 sale of the Company's communications towers, and amounts due to sellers of acquired companies or assets. Although the Company provides for deferred income taxes on its financial accounting income, it has access to net operating loss carryforwards for tax purposes of approximately $32.8 million as of December 31, 1996, of which $17.7 million is subject to a limitation under Section 382 of the Internal Revenue Code of 1986. However, the available net operating losses are expected to defer the payment of federal income tax in 1997.

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

                                           PITTENCRIEFF COMMUNICATIONS, INC.
                                                     (Registrant)


Date: August 11, 1997                          /s/  WARREN D. HARKINS
                                       -----------------------------------------
                                       Warren D. Harkins
                                       President and Chief Executive Officer
                                       Duly Authorized Officer of the Registrant



                                               /s/  THOMAS R. MODISETT
                                       -----------------------------------------
                                       Thomas R. Modisett
                                       Vice President - Finance
                                       Chief Financial and Accounting Officer